Form 10QSB
period 1996-03-31
BIODYNAMICS INTERNATIONAL INC
filed 1996-05-15
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB





(MARK ONE)

XX      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- --      Exchange Act of 1934.

For the period ended March 31, 1996 or

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from        to       .
                               -------  -------

COMMISSION FILE NUMBER:                                                  0-16128


                        BIODYNAMICS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-3100165
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

10500 UNIVERSITY CENTER DRIVE, SUITE 130, TAMPA, FLORIDA                   33612
(Address of Principal Executive Offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (813) 979-0016

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:                 NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

   COMMON STOCK, PAR VALUE $.01                         NASDAQ
         (Title of Class)            (Name of Each Exchange on Which Registered)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No    .
                                                  ---     ---

As of May 13, 1996 there were outstanding 8,319,721 shares of Biodynamics International, Inc. Common Stock, par value $.01.

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   (UNAUDITED)           (AUDITED)
                                                    MARCH 31,          SEPTEMBER 30,
                                                       1996                 1995
                                                   -----------         -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $   580               $   184
   Accounts receivable                                 1,533                 1,397
   Inventories                                         4,353                 4,878
   Other current assets                                  209                    92
                                                     -------               -------
                                                       6,675                 6,551

PROPERTY, PLANT AND EQUIPMENT, NET                     4,113                 4,474

INTANGIBLE AND OTHER ASSETS, NET                       4,914                 5,861
                                                     -------               -------
TOTAL ASSETS                                         $15,702               $16,886
                                                     =======               ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                  $   787               $   790
   Accrued interest                                      336                   341
   Other accrued expenses                                675                 1,010
   Current portion of debt                             2,390                 2,700
                                                     -------               -------
                                                       4,188                 4,841
OTHER LIABILITIES
   Long-term debt                                     10,673                 9,788
   Deferred interest                                     838                   787
                                                     -------               -------
                                                      11,511                10,575


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                       3                 1,470
                                                     -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $15,702               $16,886
                                                     =======               =======


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)





                                                   SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                   ----------------                  ------------------
                                                       MARCH, 31                          MARCH 31,
                                                       ---------                          ---------
                                                  1996           1995                1996           1995
                                                  ----           ----                ----           ----
OPERATING REVENUES
     Revenue                                   $   5,538      $   5,706           $   3,509      $   2,974
     Cost of Revenue                               3,658          3,046               2,277          1,565
                                               ---------      ---------           ---------      ---------
      Gross Margin                                 1,880          2,660               1,232          1,409

OPERATING EXPENSES
     General and administrative                    1,026          1,399                 515            780
     Sales and marketing                           1,050          1,510                 500            798
     Research and development                        107            277                  59            152
     Depreciation and amortization                   822          1,160                 433            576
                                               ---------      ---------           ---------      ---------

                                                   3,005          4,346               1,507          2,306

OPERATING LOSS                                    (1,125)        (1,686)               (275)          (897)

Loss in equity of joint venture
 and minority interest                               --             (95)                 --            (53)
Other income                                         138             45                  84             71
Interest expense                                    (357)          (379)               (180)          (202)
Deferred interest expense                            (79)          (152)                (21)           (75)
                                               ---------      ---------           ---------      ---------
                                                    (298)          (581)               (117)          (259)

NET LOSS BEFORE INCOME TAXES                      (1,423)        (2,267)               (392)        (1,156)
                                               ---------      ---------           ---------      ---------

Income taxes                                          --             --                  --             --
                                               ---------      ---------           ---------      ---------

NET LOSS                                       $  (1,423)     $  (2,267)          $    (392)     $  (1,156)
                                               =========      =========           =========      =========

Average common shares outstanding              7,987,109      7,931,540           7,987,109      7,936,393
                                               =========      =========           =========      =========

Net loss per share                             $   (0.18)     $   (0.29)          $   (0.05)     $   (0.15)
                                               =========      =========           =========      =========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      SIX MONTHS ENDED MARCH 31,
                                                                      --------------------------
                                                                     1996                    1995
                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (1,423)               $ (2,267)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                        994                   1,287
   Loss in equity of joint venture                                       --                      69
   Stock issued for services                                             --                      27
   Minority interest                                                     --                      26
   Deferred interest expense                                             79                     152
   Foreign currency transaction loss                                     --                      73
Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                                 (182)                   (296)
   Inventories                                                          377                    (777)
   Prepaid expenses and other current assets                           (120)                     65
   Accounts payable and accrued expenses                               (336)                    280
                                                                   -------                 --------
    Net cash used in operating activities                              (611)                 (1,361)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                            (14)                   (458)
   Proceeds from sale of property, plant and equipment                   --                      14
   (Additions to) decreases in intangible and other assets               30                     (74)
   Contributions to joint venture                                        --                     (88)
                                                                   --------                --------
    Net cash provided by (used in) investing activities                  16                    (606)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Preferred Stock                                           --                   6,185
   Proceeds from short-term borrowings                                   91                     608
   Repayment of short-term borrowings                                  (313)                   (275)
   Proceeds from long-term borrowings                                 1,263                     ---
   Repayment of long-term debt                                          (38)                 (4,127)
   Preferred dividends paid                                              --                    (131)
                                                                   --------                --------
    Net cash provided by financing activities                         1,003                   2,260

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (12)                     49

NET INCREASE IN CASH AND CASH EQUIVALENTS                               396                     342

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        184                     348
                                                                   --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    580                $    690
                                                                   ========                ========

===============================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                   $    361                $    526
                                                                   ========                ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


(1)  ORGANIZATION
     Biodynamics International, Inc. with its consolidated subsidiaries ("the Company") processes, manufactures and distributes worldwide specialty surgical products and tissue processing services for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts") utilizing its patented Tutoplast(TM) process for distribution to hospitals and surgeons. The Company also manufactures and distributes surgical sutures internationally.

(2)  SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited consolidated financial statements of Biodynamics International, Inc. and the unaudited results of operations and cash flows for the six months ended March 31, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis, and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995. Significant accounting policies of the Company are presented below.

     FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. The translation of the subsidiary's operations reflect a decline in the U.S. Dollar against the Deutsche Mark to an average exchange rate of DM 1.45 from DM 1.51 for the six months ended March 31, 1996 and 1995, respectively.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company, its wholly- owned subsidiaries, and its 51% ownership of Corin Orthopedic Products ("Corin"). Corin was sold on August 15, 1995. All intercompany transactions and balances are eliminated in consolidation.

     RECLASSIFICATIONS. Certain prior period financial statement balances have been reclassified to conform with the current period presentation.


(3)  LONG-TERM DEBT
     On November 23, 1995, the Company received a commitment letter from the holders of its Mezzanine debt, convertible investor loans and Series A and B Preferred Stock ("institutional investors"), which provided for additional financing to the Company and a restructuring of certain debt and equity. As a result of that commitment letter, the Company executed a Senior B loan on February 8, 1996.

     Under the terms of the Senior B loan, the institutional investors have made available up to approximately $1,500,000 in funds, including approximately $500,000 for payment of scheduled interest in 1996. The Senior B loan ranks above the Mezzanine debt but below the existing senior debt. The funds advanced will accrue interest at 10% per annum, can be prepaid at any time with the unpaid balance repayable on December 31, 1999, and is convertible into common shares at $.85 per common share. Any amounts not repaid within one year would accrue an additional 10% interest.

(4)  SHAREHOLDERS' EQUITY

     Shareholders' equity at March 31, 1996 and September 30, 1995 consisted of the following:


                                                                          (unaudited)         (audited)
                                                                            March 31        September 30
                                                                              1996              1995
                                                                          -----------       ------------
     Capital Stock
       Preferred Stock, par value $.01 per share,
        Series A, 304,000 shares issued and outstanding                   $     3,000       $      3,000
        Series B, 562,221 shares issued and outstanding                         6,000              6,000
       Common Stock, par value $.01 per share, with 7,987,109
        issued and outstanding at March 31, 1996 and
        September 30, 1995, respectively                                       80,000             80,000

     Additional contributed capital                                        17,091,000         17,091,000

     Foreign currency translation adjustment                                  238,000            282,000

     Accumulated deficit                                                  (17,415,000)       (15,992,000)
                                                                         ------------       ------------
                                                                         $      3,000       $  1,470,000
                                                                         ============       ============

    Subsequent to March 31, 1996, shareholders' equity was adjusted as noted in below (Footnote 5).

(5)   SUBSEQUENT EVENT (UNAUDITED)

      On April 12, 1996, the Company executed an exchange agreement amongst the holders of its Convertible Investor Loans and Series A and B Preferred Stock, in which all the outstanding loans and Series A and B Preferred Stock, including accrued interest and dividends thereon, were exchanged for Series C Preferred Stock. As a result of the exchange, the institutional investors relinquished their rights to acquire an ownership interest in the Company's German subsidiary. The Company currently has insufficient authorized common shares available for issuance in the event of conversion of all of the Series C Preferred Stock. The Company intends to seek approval from its common shareholders to increase the authorized shares sufficient to meet this conversion.

      Each share of the Series C Preferred Stock entitles its holder to receive, effective December 1, 1995, 8% cumulative dividends, payable in cash or Series C Preferred Stock; to receive $127.50 per share of liquidation preference, to convert into 150 common shares, as adjusted in the event of future dilution; and, subject to certain conditions related to earnings, share price and notice to shareholders, may be redeemed after April, 1999 at the option of the Company at a price of $127.50 per preferred share. The Series C Convertible Preferred Stockholders are not entitled to any voting rights except on any matters related to amending the terms of the Series C Preferred Stock or the authorization of any stock ranking senior thereto. The Series C Stockholders can also elect up to two additional directors to the Board. A total of $14,102,000 of Series C Preferred Stock will be issued.


      The following represents the value of the debt and equity exchanged for the Series C Preferred Stock:

      Accrued Interest                                   $   838,000
      Convertible Investor Loans                           3,256,000
      Accumulated dividends                                  479,000
      Series A Preferred Stock                             3,344,000
      Series B Preferred Stock                             6,185,000
                                                         -----------
                                                         $14,102,000
                                                         ===========

The following table presents on a pro forma basis, a condensed balance sheet at March 31, 1996, giving effect to this transaction as if it had occurred on that date.

                                                             Pro Forma
                                                          March 31, 1996
                                                          --------------
      Current Assets                                       $ 6,675,000
      Property, plant and equipment, net                     4,113,000
      Intangible and other assets, net                       4,914,000
                                                           -----------
                                                           $15,702,000
                                                           ===========

      Current liabilities                                  $ 4,188,000
      Other liabilities                                      7,417,000
      Shareholders' Equity                                   4,097,000
                                                           -----------
                                                           $15,702,000
                                                           ===========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Effective August 15, 1995, the Company sold its 51% joint venture interest in Corin Orthopedic Products ("Corin"), whose results are included in the consolidated results of operations through the sale date. The Company received net cash proceeds of approximately $289,000 from the sale, and realized a gain of $174,000 all in the last quarter of fiscal year 1995.

RESULTS OF OPERATIONS

Comparisons between the 1996 and 1995 six-month periods should recognize that the 1995 periods included $406,000 of revenue and $353,000 of expenses generated by Corin prior to the sale date. Comparisons are also affected by a 4% decline in the U.S. dollar against the German Deutsche Mark. The effect of such a decline results in higher revenues/expenses and net loss.

REVENUE AND COST OF REVENUE
Revenue for the six months ended March 31, 1996 decreased 3% to $5,538,000 from $5,706,000 for the comparable period. The $406,000 reduction in Corin revenues were partially offset by a $224,000 increase in processing and distribution fees in the U.S. operations.

Conversely, revenue for the three months ended March 31, 1996 increased 18% to $3,509,000 from $2,974,000 for the comparable period. This increase resulted primarily from distribution fees to Japan for November and December of approximately $400,000 which did not occur until January 1996. Also, an increase of $400,000 in processing and distribution fees in both the U.S. and International operations nearly offset the $265,000 reduction in Corin revenues for the comparable period.

Gross margins declined to 34% from 47% for the comparable six month periods, and to 35% from 47% for the comparable three month periods. Factors resulting in the lower gross margin include under-utilization of available plant capacity in Germany, start-up costs of the Florida processing facility, and lower than planned margins on sales of surgical sutures.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 27% to $1,026,000 and 34% to $515,000 for the six and three month periods ending March 31, 1996, respectively, despite the currency fluctuation. These reductions are due primarily to personnel savings resulting from the departure of the Company's former CEO, reduction in legal/consulting costs, and various other reductions in response to the lower revenue levels.

SALES AND MARKETING
Sales and marketing expenses decreased 30% to $1,050,000 and 37% to $500,000 for the six and three month periods ending March 31, 1996, respectively, despite the currency fluctuation. The reduction is a result of some consolidation of sales personnel between the U.S. and International operations. Additionally, certain personnel and promotional costs increases were postponed until the second half of the year.

RESEARCH AND DEVELOPMENT
Research and Development expenses decreased 61% to $107,000 and 61% to $59,000 for the six and three month periods ending March 31, 1996, respectively, despite the currency fluctuation. In 1996, the majority of the scheduled R&D projects are expected in the second half of the year.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 29% to $822,000 and 25% to $433,000 for the six and three month periods ending March 31, 1996, respectively, despite the currency fluctuation. The Company recognized $2,183,000 in 1995 for the revaluation of certain worldwide patents. As a result of the 1995 write down, current and future years' charges have been reduced.

LOSS IN EQUITY OF JOINT VENTURE AND MINORITY INTEREST
The loss in equity of joint venture and minority interest decreased to zero from $95,000 and $53,000 for the comparable six and three month periods, respectively, due to the sale of the Corin Joint Venture in 1995.

INTEREST EXPENSE
Total interest expense declined 18% to $436,000 and 27% to $201,000 for the six and three month periods ending March 31, 1996, respectively, primarily from a reduction in the working capital borrowings and a slight reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES
While the Company has generated net losses over the periods presented, a significant amount of these losses are non- cash. These non-cash expenditures relate primarily to depreciation and amortization on patents and trademarks and deferred interest. These non-cash expenditures totaled $1,073,000 and $1,439,000 for the six months ended March 31, 1996 and 1995, respectively.

In addition to its operating lines of credit, the Company has relied on its institutional debt and equity holders to fund cash flow. On February 8, 1996, the Company executed a Senior B loan which provided for an additional $1,500,000 in available funding. The Company intends to use the balance of the funds as needed for certain defined R & D and marketing projects, which are expected to increase revenues sufficient to repay all or a portion of the funds advanced by year end. The Company's working capital has increased $777,000 to $2,487,000 as of March 31, 1996. Advances under the Senior B loan enabled the Company to fund $611,000 of its operating cash deficit for the six months ended March 31, 1996.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
    In January, 1996, the Company filed a claim with an arbitrator in Germany seeking recovery for breach of contract from the previous owner of its German facility. Simultaneously, the owner has demanded an immediate acceleration of the amounts due under the original Asset Purchase Agreement. These amounts of approximately $1,500,000 are recorded as a current liability.


ITEM 2. CHANGES IN SECURITIES.
        NONE.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        NONE.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        NONE.


ITEM 5. OTHER INFORMATION.
        NONE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.2**      Articles of Incorporation of Registrant

3.3* Articles of Amendment to Articles of Incorporation establishing Series A Preferred Stock

3.4* Articles of Amendment to Articles of Incorporation establishing Series B Preferred Stock

10.18* Joint Venture Agreement between Biodynamics, Inc. And Texas Medical Products dated November 1, 1990.

10.19* Partnership Agreement between Biodynamics International, Inc. And Corin Medical Products dated September 2, 1992

10.20*** Purchase Agreement between Biodynamics International (Deutschland) GmbH and Pfrimmer-Viggo GmbH & Co., KG.

10.21*** Convertible Debenture Loan Agreement between Biodynamics International, Inc. as Borrower and Renaissance Capital Partners, II, Ltd. And Froley, Revy Investment Co., Inc.

10.22***   Convertible Debenture, Renaissance Capital Partners II, Ltd.

10.23***   Convertible Debenture, Froley, Revy Investment Co., Inc.

10.24*     Senior B Loan Agreement

22*        Subsidiaries of Registrant

27         Financial Data Schedule (for SEC use only)

*     Document incorporated by reference from previous 10-KSB filing.
** Document incorporated by reference from Exhibit 2 of American Biodynamics, Inc. Registration Statement on Form 20- F effective October 2, 1987.
***   Document incorporated by reference from Form 8-K dated May 28, 1993.

REPORTS ON FORM 8-K

           NONE.





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 13, 1996                      BIODYNAMICS INTERNATIONAL, INC.


                                        /s/ Karl H. Meister
                                        -------------------------------------
                                        President and Chief Executive Officer



                                        /s/ David P. Nichols
                                        -------------------------------------
                                        Chief Financial Officer