Form 10QSB
period 1996-06-30
BIODYNAMICS INTERNATIONAL INC
filed 1996-08-12
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB





(MARK ONE)

XX      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- --      Exchange Act of 1934.

For the period ended June 30, 1996 or

        Transition Report Pursuant to Section 13 or 15(d) of the Securities
- --      Exchange Act of 1934.

For the transition period from       to      .
                               -----    -----

COMMISSION FILE NUMBER:                                                 0-16128


                        BIODYNAMICS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                             59-3100165
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

10500 UNIVERSITY CENTER DRIVE, SUITE 130, TAMPA, FLORIDA                 33612
(Address of Principal Executive Offices)                            (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (813) 979-0016

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
         Yes  X           No
             ---            ---

As of August 9, 1996 there were outstanding 8,319,721 shares of Biodynamics International, Inc. Common Stock, par value $.01.

                        PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        (UNAUDITED)           (AUDITED)
                                                                          JUNE 30,          SEPTEMBER 30,
                                                                            1996                1995
                                                                     -----------------   ------------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             $    216              $    184
   Accounts receivable                                                      2,008                 1,397
   Inventories                                                              3,687                 4,878
   Other current assets                                                       163                    92
                                                                         --------              --------
                                                                            6,074                 6,551

PROPERTY, PLANT AND EQUIPMENT, NET                                          3,889                 4,474

INTANGIBLE AND OTHER ASSETS, NET                                            4,436                 5,861
                                                                         --------              --------
TOTAL ASSETS                                                             $ 14,399              $ 16,886
                                                                         ========              ========



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                                     $     675              $    790
   Accrued interest                                                           313                   341
   Other accrued expenses                                                     745                 1,010
   Current portion of debt                                                  1,907                 2,700
                                                                        ---------               -------
                                                                            3,640                 4,841
OTHER LIABILITIES
   Long-term debt                                                           7,443                 9,788
   Deferred interest                                                          - -                   787
                                                                        ---------              --------
                                                                            7,443                10,575


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                        3,316                 1,470
                                                                        ---------              --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  14,399              $ 16,886
                                                                        =========              ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)





                                                      NINE MONTHS ENDED                THREE MONTHS ENDED
                                                      -----------------                ------------------
                                                           JUNE 30,                          JUNE 30,
                                                           --------                          --------
                                                     1996          1995                 1996          1995
                                                     ----          ----                 ----          ----
OPERATING REVENUES
     Revenue                                      $8,722         $8,710              $3,184         $3,004
     Cost of Revenue                               5,508          4,719               1,850          1,673
                                              -----------     ----------          ----------     ----------
       Gross Margin                                3,214          3,991               1,334          1,331

OPERATING EXPENSES
     General and administrative                    1,772          2,061                 746            662
     Sales and marketing                           1,578          2,193                 528            683
     Research and development                        191            476                  84            199
     Depreciation and amortization                 1,172          1,511                 350            351
                                              -----------     ----------          ----------     ----------

                                                   4,713          6,241               1,708          1,895

OPERATING LOSS                                    (1,499)        (2,250)               (374)          (564)

Loss in equity of joint venture
   and minority interest                            --              109                 --              14
Other income                                       ( 142)          (101)                 (4)           (56)
Interest expense                                     590            585                 202            206
Deferred interest expense                             48            231                 --              79
                                              ----------      ---------           ---------      ---------
                                                     496            824                 198            243

NET LOSS BEFORE INCOME TAXES                      (1,995)        (3,074)               (572)          (807)
                                              ----------      ---------           ---------      ---------

Income taxes                                        --            --                   --             --
                                              ----------      ---------           ---------      ---------

NET LOSS                                      $   (1,995)     $  (3,074)          $    (572)     $   ( 807)
                                              ==========      =========           =========      =========

Average common shares outstanding              8,070,237      7,939,249           8,237,407      7,954,664
                                              ==========      =========           =========      =========

Net loss per share                            $    (0.25)    $    (0.39)          $   (0.07)     $   (0.10)
                                              ==========      =========           =========      =========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     NINE MONTHS ENDED JUNE 30,
                                                                    -----------------------------
                                                                     1996                  1995
                                                                  ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $  (1,995)              $(3,074)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                      1,434                 1,723
   Loss in equity of joint venture                                     --                      78
   Stock issued for services                                             21                    27
   Minority interest                                                   --                      31
   Deferred interest expense                                             48                   231
   Foreign currency transaction loss                                   --                      79
Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                                 (714)                 (174)
   Inventories                                                          925                (1,592)
   Prepaid expenses and other current assets                            (73)                   84
   Accounts payable and accrued expenses                               (358)                  739
                                                                  ---------               -------
       Net cash used in operating activities                           (712)               (1,848)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                            (21)                 (599)
   (Additions to) decreases in intangible and other assets               29                   (52)
   Contributions to joint venture                                      --                     (88)
                                                                  ---------               -------
       Net cash provided by (used in) investing activities                8                  (739)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of Preferred Stock                                        4,885                 6,185
   Proceeds from short-term borrowings                                   90                   777
   Repayment of short-term borrowings                                  (728)                 (365)
   Proceeds from long-term borrowings                                 1,445                   --
   Repayment of long-term debt                                       (4,160)               (4,141)
   Preferred dividends paid                                            (791)                 (131)
                                                                  ---------               -------
       Net cash provided by financing activities                        741                 2,325

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (5)                   37

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    322                  (225)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        184                   348
                                                                  ---------               -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     216               $   123
                                                                  =========               =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(IN THOUSANDS)


Supplemental information on cash flows and non-cash transactions is as follows:


                                                                       NINE MONTHS ENDED JUNE 30,
                                                                       --------------------------
                                                                    1996                    1995
                                                                 ----------               ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                $       618               $   716
                                                                ===========               =======


SCHEDULE OF NON-CASH INVESTING ACTIVITIES
   Issuance of Series C Preferred Stock in exchange for:
      Accrued Interest                                          $   838,000                    --
      Convertible Investor Loans                                  3,256,000                    --
      Accumulated dividends                                         479,000                    --
      Series A Preferred Stock                                    3,344,000                    --
      Series B Preferred Stock                                    6,185,000                    --
                                                                -----------

                                                                $14,102,000                    --
                                                                ===========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


(1) ORGANIZATION
    Biodynamics International, Inc. with its consolidated subsidiaries ("the Company") processes, manufactures and distributes worldwide specialty surgical products and tissue processing services for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts") utilizing its patented Tutoplast(R) process for distribution to hospitals and surgeons. The Company also manufactures and distributes surgical sutures internationally.

(2) SIGNIFICANT ACCOUNTING POLICIES
    In the opinion of management, the accompanying unaudited consolidated financial statements of Biodynamics International, Inc. and the unaudited results of operations and cash flows for the nine months ended June 30, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis, and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1995. Significant accounting policies of the Company are presented below.

    FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. There was no significant fluctuation in the average exchange rates for the nine months ended June 30, 1996 and 1995.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 51% ownership of Corin Orthopedic Products ("Corin"). Corin was sold on August 15, 1995. All intercompany transactions and balances are eliminated in consolidation.

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

    On April 12, 1996, the Company executed an exchange agreement whereby the Convertible Investor Loans, including accrued interest thereon, for a total of $4,094,000, were exchanged for Series C Preferred Stock (See Note 4).

(4) SHAREHOLDERS' EQUITY

    Shareholders' equity at June 30, 1996 and September 30, 1995 consisted of the following:


                                                                          (unaudited)         (audited)

                                                                            June 30          September 30
                                                                              1996               1995
                                                                       ----------------    -----------------


      Capital Stock
          Preferred Stock, par value $.01 per share,
             Series A, 304,000 shares issued and outstanding
                                                                         $      --         $       3,000
             Series B, 562,221 shares issued and outstanding                    --                 6,000
             Series C, 110,603 shares issued and outstanding                    1,000               --
          Common Stock, par value $.01 per share, with 8,319,721 and
             7,987,109 issued and outstanding at June 30, 1996 and
             September 30, 1995, respectively                                  83,000             80,000

      Additional contributed capital                                       22,037,000         17,091,000
      Foreign currency translation adjustment                                 (27,000)           282,000
      Accumulated deficit                                                 (18,778,000)       (15,992,000)
                                                                         ------------       ------------
                                                                         $  3,316,000       $  1,470,000
                                                                         ============       ============



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

      Each share of the Series C Preferred Stock entitles its holder to receive, effective December 1, 1995, 8% cumulative dividends, payable in cash or Series C Preferred Stock; to receive $127.50 per share of liquidation preference, to convert into 150 common shares, as adjusted in the event of future dilution; and, subject to certain conditions related to earnings, share price and notice to shareholders, may be redeemed after April, 1999 at the option of the Company at a price of $127.50 per preferred share. The Series C Convertible Preferred Stockholders are not entitled to any voting rights except on any matters related to amending the terms of the Series C Preferred Stock or the authorization of any stock ranking senior thereto. The Series C Stockholders can also elect up to two additional directors to the Board. A total of $14,102,000 of Series C Preferred Stock was issued.

      The following represents the value of the debt and equity exchanged for the Series C Preferred Stock:

      Accrued Interest                                   $   838,000
      Convertible Investor Loans                           3,256,000
      Accumulated dividends                                  479,000
      Series A Preferred Stock                             3,344,000
      Series B Preferred Stock                             6,185,000
                                                        ------------
                                                         $14,102,000
                                                        ============

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

RESULTS OF OPERATIONS

Comparisons between the 1996 and 1995 nine-month periods should recognize that the 1995 periods included $665,000 of revenue and $602,000 of expenses generated by Corin prior to the sale date.

REVENUE AND COST OF REVENUE
Revenue for the nine months ended June 30, 1996 increased less than 1% to $8,722,000 from $8,710,000 for the comparable period. The $665,000 reduction in Corin revenues were offset by increased processing and distribution fees in the U.S. operations. Revenue for the three months ended June 30, 1996 increased 6% to $3,184,000 from $3,004,000 for the comparable period. This increase resulted primarily from an increase in processing and distribution fees in both the U.S. and International operations which offset the $259,000 reduction in Corin revenues for the comparable period.

Gross margins declined to 37% from 46% for the comparable nine month periods, and to 42% from 44% for the comparable three month periods. The lower margins are primarily a result of the unfavorable mix of revenue between bioimplants and sutures.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 14% to $1,772,000 and increased 13% to $746,000 for the nine and three month periods ending June 30, 1996, respectively. The nine-month reduction is due primarily to personnel savings resulting from the departure of the Company's former CEO, reduction in legal/consulting costs, and various other reductions in response to the lower revenue levels. The three-month increase is due primarily to arbitration costs related to legal proceedings.

SALES AND MARKETING
Sales and marketing expenses decreased 28% to $1,578,000 and 23% to $528,000 for the nine and three month periods ending June 30, 1996, respectively. The reduction is a result of some consolidation of sales personnel between the U.S. and International operations. Additionally, certain personnel and promotional cost increases were postponed until the second half of the year.

RESEARCH AND DEVELOPMENT
Research and Development expenses decreased 60% to $191,000 and 58% to $84,000 for the nine and three month periods ending June 30, 1996, respectively. The Company canceled several of its R&D projects during the fourth quarter of 1995.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 22% to $1,172,000 and less than 1% to $350,000 for the nine and three month periods ending June 30, 1996, respectively. The Company recognized $2,183,000 in 1995 for the revaluation of certain worldwide patents. As a result of the 1995 write down, current and future years' charges have been reduced. The three-month period in 1995 was reduced by a change in estimate of depreciation expense for the year.

LOSS IN EQUITY OF JOINT VENTURE AND MINORITY INTEREST
The loss in equity of joint venture and minority interest decreased to zero from $109,000 and $14,000 for the comparable nine and three month periods, respectively, due to the sale of the Corin Joint Venture in 1995.

INTEREST EXPENSE
Total interest expense declined 22% to $638,000 and 29% to $202,000 for the nine and three month periods ending June 30, 1996, respectively, primarily from the completion of the exchange of the remaining investor loans for the new Series C Preferred Stock, a reduction in working capital borrowings and a slight reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES
While the Company has generated net losses over the periods presented, a significant amount of these losses are non-cash. These non-cash expenditures relate primarily to depreciation and amortization on patents and trademarks and deferred interest. These non-cash expenditures totaled $1,482,000 and $1,954,000 for the nine months ended June 30, 1996 and 1995, respectively.

In addition to its operating lines of credit, the Company has relied on its institutional debt and equity holders to fund cash flow. On February 8, 1996, the Company executed a Senior B loan which provided for an additional $1,500,000 in available funding. The Company intends to use the balance of the funds as needed for certain defined R & D and marketing projects, which are expected to increase revenues sufficiently to repay all or a portion of the funds advanced within a year. Working capital has increased $724,000 to $2,434,000 as of June 30, 1996 and the Company has approximately $750,000 available in operating lines of credit. Advances under the Senior B loan enabled the Company to fund $712,000 of its operating cash deficit for the nine months ended June 30, 1996. The issuance of the Series C Preferred Stock in exchange for the remaining investor debt and accrued interest enabled the Company to increase equity and reduce liabilities by over $4 million.



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


ITEM 2. CHANGES IN SECURITIES
    On May 29, 1996, the Company filed with the State of Florida Articles of Amendment to its Articles of Incorporation to establish a Series C Preferred Stock, with 125,000 shares available for issuance. The Articles of Amendment are included herein as an exhibit.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        NONE.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    The Company's Annual Meeting of Shareholders was held on June 13, 1996 for the following purposes:

        1. To elect five directors to hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

        2. To consider and vote on a proposal to approve an amendment to the Company's Articles of Incorporation to revise the number of authorized shares of Capital Stock from 21,000,000 shares of Capital Stock, consisting of 20,000,000 shares of Common Stock, $.01 par value and 1,000,000 shares of Preferred Stock, $.01 par value to 31,000,000 shares of Capital Stock, consisting of 30,000,000 shares of Common Stock, $.01 par value and 1,000,000 shares of Preferred Stock at $.01 par value.

        3. To consider and vote upon a proposal to approve the Company's 1996 Incentive and Non-Statutory Stock Option Plan.

        4. To consider and vote upon a proposal to approve the Company's 1996 Management Incentive Compensation Plan.

        5. To consider and vote on a proposal to approve the Company's Special Stock Options of 750,000 shares for the President and Chief Executive Officer.

        6. To approve the appointment of Price Waterhouse LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 1996.

The results of the shareholder votes were as follows:

                                          FOR            AGAINST/WITHHELD                      ABSTAIN
                                          ---            ----------------                      -------
1.    Directors:

    James M. Barry                    6,979,637              78,600
    Charles C. Dragone                6,714,137             344,100
    Karl H. Meister                   6,710,637             347,600
    Elroy "Gene" Roelke               6,980,137              78,100
    Laurie Rostron                    6,980,637              77,600


2.  Increase Authorized Shares        6,764,916             202,600                           473,048


3.  1996 Stock Option Plan            6,108,212             830,454                           119,571


4.  1996 Compensation Plan            6,101,072             821,590                           135,575


5.  Special Stock Options             5,972,277             923,244                           162,716


6.  Ratification of Accountants       6,994,867              22,040                            41,330


ITEM 5. OTHER INFORMATION.
        NONE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.2**  Articles of Incorporation of Registrant

3.3* Articles of Amendment to Articles of Incorporation establishing Series A Preferred Stock

3.4* Articles of Amendment to Articles of Incorporation establishing Series B Preferred Stock

3.5 Articles of Amendment to Articles of Incorporation establishing Series C Preferred Stock

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

10.23***   Convertible Debenture, Froley, Revy Investment Co., Inc.

10.24*     Senior B Loan Agreement

22*        Subsidiaries of Registrant

27         Financial Data Schedule (for SEC use only)

*     Document incorporated by reference from previous 10-KSB or 10-QSB filing.
** Document incorporated by reference from Exhibit 2 of American Biodynamics, Inc. Registration Statement on Form 20-F effective October 2, 1987.
***   Document incorporated by reference from Form 8-K dated May 28, 1993.



REPORTS ON FORM 8-K

           NONE.





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 1996          BIODYNAMICS INTERNATIONAL, INC.


                               /s/ Karl H. Meister
                               ------------------------------------------------
                               President and Chief Executive Officer



                               /s/ David P. Nichols
                               ------------------------------------------------
                               Chief Financial Officer