Form 10KSB40
period 1996-09-30
BIODYNAMICS INTERNATIONAL INC
filed 1996-12-30
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Check One)

   X     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the year ended September 30, 1996 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from         to         .
                                                    --------  ---------

Commission file number:  0-16128

                         BIODYNAMICS INTERNATIONAL, INC.
                      (Exact name of small business issuer)

                  FLORIDA                                            59-3100165
  (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

10500 University Center Drive, Suite 130, Tampa, Florida                  33612
                (Address of Principal Executive Offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (813) 979-0016

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:    NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

     COMMON STOCK, PAR VALUE $.01                                        NASDAQ
         (Title of Class)           (Name of Each Exchange on Which Registered)

Indicate by check mark whether the Small Business Issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No
                                        ---    ---

Issuer's revenues for the fiscal year ended September 30, 1996 were $12,344,000.

The aggregate market value of the voting stock held by non-affiliates of the Small Business Issuer was $9,886,967 as of December 23, 1996.

As of December 23, 1996, there were outstanding 8,550,890 shares of Biodynamics International, Inc. Common Stock, par value $.01.

                                TABLE OF CONTENTS

                                                                                                               PAGE NO.
                                                                                                               --------

                                                              PART I
ITEM 1.   BUSINESS                                                                                                  3


ITEM 2.   PROPERTIES                                                                                                7


ITEM 3.   LEGAL PROCEEDINGS                                                                                         7


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       8



                                                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                     8


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS                    8


ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  9


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                     10




                                                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
          WITH SECTION 16(A) OF THE EXCHANGE ACT                                                                   10


ITEM 10.  EXECUTIVE COMPENSATION                                                                                   11

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                           12


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                           12


ITEM 13.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K                           12


                                     PART I


ITEM 1.        BUSINESS

GENERAL AND BACKGROUND
Biodynamics International, Inc. was formed in 1985 and with its consolidated subsidiaries and joint ventures (collectively "Biodynamics" or "the Company"), is engaged in the business of tissue processing and manufacturing and distributing worldwide, specialty surgical products for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts") utilizing its patented Tutoplast(R) process for distribution to hospitals and surgeons. The Company also manufactures and distributes surgical sutures internationally.

The Company's wholly-owned subsidiary, Biodynamics International (Deutschland) GmbH, designs, develops, processes, manufactures, markets, distributes and sells products and services to over 40 countries through a worldwide distribution network. Biodynamics International (United States), Inc. was formed in 1994 and processes allografts for the U.S. market. Biodynamics' has a 50% joint venture interest in Advanced Haemotechnologies, ("AHT"), a manufacturer of blood transfusion and filtration equipment and, until August 15, 1995, had a 51% interest in Corin Orthopedic Products, a domestic distributor of orthopedic equipment.

The Company's corporate headquarters are in Tampa, Florida, with international executive offices in Erlangen, Germany and processing and manufacturing facilities in Alachua, Florida and Neunkirchen, Germany.

PRODUCTS AND PROCESSING TECHNOLOGY

The Company contracts with independent Tissue Banks and procurement organizations to provide donated human tissue for processing under the Company's patented Tutoplast(R) process.

ALLOGRAFTS
The Tutoplast(R) process utilizes solvent dehydration and chemical inactivation which is applied to two types of preserved allografts: soft tissue; consisting of dura mater, fascia lata, fascia temporalis, pericardium, ligaments, tendons and cartilage, and hard tissue; consisting of various configurations of cancellous and cortical bone material. Processed dura, pericardium and fascia are collagenous tissue used to repair, replace or line native connective tissue primarily in neurosurgery, ophthalmology, otorhinolaryngology, plastic and reconstructive surgeries while ligaments, tendons and cartilage are used primarily in orthopedic surgeries. In the U.S. market, dura is used in neurosurgeries only. Processed bone material is used in a wide variety of applications in neuro and orthopedic surgeries. All processed tissues have a shelf life of several years and require minimal time for rehydration.

Management is not aware of any documented cases of disease transmission, tissue rejection or infection attributable to the Tutoplast(R) processed allografts in over 750,000 implants performed in the past 25 years.

The Tutoplast(R) process utilizes a technique which dehydrates the tissue and treats it with agents shown to inactivate viruses such as hepatitis and HIV, the virus which causes AIDS, to render it safe for the recipient. Dehydrating the tissue gently is important to keep the tissue's structure intact. Methods used by other processors of human tissue include freeze-drying, deep freezing or cryopreservation.

Soft tissue is also treated with chemicals shown to be effective against the organism responsible for Creutzfeldt-Jakob Disease (CJD) and other slow viruses. Over a period of several weeks the tissues are soaked and washed in a series of aqueous solutions and solvents, removing water and substances that could cause rejection or allergic reaction. Once packaged, tissues are terminally sterilized by low dosage radiation.

SURGICAL SUTURES
Surgical sutures consist of absorbable catgut and non-resorbable synthetic sutures. Absorbable and non-resorbable sutures are available in cassettes, in standard pre-cut lengths. Non-resorbable sutures consist of nearly one dozen types, fulfilling a broad range of suture needs. Suture needles and other accessories are supplied to customers in a large number of sizes.

FILTRATION TECHNOLOGY

The Company's filtration technology, which is being developed and marketed by AHT, currently has three significant applications: cellular separation, blood deglycerolization and autotransfusion.

AHT supplies Pall Corporation (NYSE:PLL) with rotating disc filter equipment and supplies manufactured at AHT's Texas facility to be used in Pall's biotech field for cell separation. Pall markets the filters and supplies worldwide in their micro filtration business, which includes the pharmaceutical, biologic and bioprocessing industries.

In 1994 and 1995, AHT was awarded approximately $700,000 from the U.S. Department of Defense Small Business Innovative Research (SBIR) Phase I and II programs for determining the feasibility of utilizing the filter technology to deglycerolize thawed blood. By successfully deglycerolizing thawed blood with this technology, storage time of the blood could be increased from 24 hours to up to 21 days, thus reducing waste and cost. AHT management believes the SBIR grant will fully fund the completion of the development of this application. This application continued to be developed in 1996.

Autotransfusion is the collection, treatment and reinfusion of an individual's own blood lost during surgery or trauma. The system collects and processes an individual patient's blood, returning clean, treated blood to the same patient. AHT has completed the development of this application and is currently assessing strategies for marketing this application.

GOVERNMENT REGULATION

Biodynamics has contracts to receive, process and provide tissues worldwide. Each country has it own regulatory requirements that are constantly under review and subject to change. The Company believes they currently comply with all appropriate governmental requirements and standards where they do business. There can be no assurance that changing governmental administration or laws will not negatively impact the Company.

In Germany, allografts are classified as drugs and the government regulates Biodynamics' tissue processing and distribution under a pharmaceutical license within Germany. The European Commission has proposed regulating allografts as medical devices in conflict to the current German Drug Law. At present, Biodynamics' facility is licensed and in compliance with German law.

In the United States, the Food and Drug Administration ("FDA") has determined that dura mater is subject to all provisions of the Food, Drug and Cosmetic Act and is regulated as a medical device. All other tissues processed currently by the Company are regulated by the FDA as "Banked Human Tissue" under provisions of the 1993 Interim Rule. Similarly, tissue banks and procurement organizations which provide the tissues to the Company for processing, also must comply with the same regulations.

The Company believes that worldwide regulation of allografts is likely to intensify as governments increase their focus on the growing demand for this type of tissue and the need to ensure the health and welfare of its citizenry. Management believes that the Company and its industry will always be subject to changing regulations that could have a material adverse effect on its financial condition and results of operations. Management further believes that they can reduce this exposure by continuing to work closely with government regulators in understanding the industry and drafting reasonable and proper legislation. While the Company believes that it is in compliance with all existing regulations, there can be no assurance that changing laws or interpretations of existing laws will not have a material adverse effect on the results of operations and cash flow.


HUMAN RESOURCES
As of September 30, 1996, Biodynamics had approximately 85 full-time employees in the U.S. and Germany.


MANUFACTURING AND PROCESSING
For distribution in the United States, dura mater is required to be processed in accordance with FDA Good Manufacturing Practices (GMP) while all other allografts are required to be processed under FDA's Interim Rule (see Government Regulations). For distribution in countries outside the U.S., the Company must comply with the laws in the respective countries. Inspections of processing facilities are conducted by both the FDA and German regulatory agencies. In Germany, the Company processes both hard and soft tissues, as well as surgical sutures. In the U.S., the Company currently processes only soft tissues.

ALLOGRAFTS
All allografts are prepared, preserved and processed utilizing Biodynamics' proprietary manufacturing process (Tutoplast(R)) applied to donor tissue obtained from approved tissue procurement organizations and institutions.

Although several operations are automated, most of the process is manual and relies on trained, highly skilled personnel. The entire process, including packaging and sterilization, takes place under controlled conditions. All incoming, untreated tissue is cross-checked with the appropriate donor protocol and stored in special cold-storage rooms or refrigerators until released for processing. To prevent possible cross-contamination and ensure constant tissue identification, all tissue is marked and is strictly maintained in individual containers. Reference samples are taken from each tissue for test purposes and are retained for seven years. Documentation allows reverse traceability of tissue transplants to the donor and the retrieving institution. All transplants processed have a batch number and a donor number printed on each single package. Processed tissue may be safely stored for up to five years.

SURGICAL SUTURES
The manufacture of sutures entails precision assembly operations and packaging performed by trained employees using manual and automated equipment. Steel needles and various suture materials are manufactured to Biodynamics' specifications by a number of subcontractors. Biodynamics manufactures suture cassettes and single packed, standard and atraumatic sutures. The manufacturing operations involve assembly, test packaging and sterilization.

QUALITY ASSURANCE
All tissues are accompanied by specific medical and donor documentation, including blood serum testing results from independent laboratories. Tissues which do not meet regulatory standards are rejected and destroyed. Biodynamics' products and processed tissue are subject to a series of biological, physical and chemical tests from incoming raw materials to sterile, finished goods. As a result of the combination of initial donor testing/screening and the Tutoplast(R) process, management is not aware of any cross-infection with any of its allografts or surgical sutures worldwide.


RESEARCH AND DEVELOPMENT
Biodynamics continues to engage in research and development ("R&D" ). The Company's scientific personnel and consultants collaborate on research activities related to allograft and non-allograft development. An internal Product Development Committee plans and organizes all R&D activities.

In allograft related areas, R&D activities focus primarily on implant safety via viral inactivation and tissue sterilization. Continuing progress on application of the proprietary Tutoplast(R) process to various other tissues has met with success. The Company continues to independently review its processing technology to improve tissue safety and efficacy.

Non-allograft activities relate to explorations into the use of xenografts (animal tissues), bone substitutes and tissue engineered grafts. Clinical studies, evaluation and follow-up as necessary are conducted on these activities.


MARKETING AND DISTRIBUTION
Biodynamics' products and processing services are provided through direct representatives in Germany, with the Company billing the hospital or end user direct. Elsewhere, the Company distributes and bills direct to a network of over 40 stocking distributors representing over 40 countries. Biodynamics' personnel work with distributors and their representatives conducting product training sessions, making joint customer calls, setting objectives and evaluating their representatives' performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services.

In the United States, Biodynamics maintains further corporate personnel. Processed tissue is provided to hospitals through approximately 20 independent distribution companies. These distributors employ a total of over 100 field representatives calling on hospital and office-based medical practitioners, primarily surgeons. Biodynamics supports their activities with various types of technical allograft literature, informational programs, reference materials and training sessions.

PATENTS, LICENSES AND TRADEMARKS
Wherever possible, Biodynamics seeks to protect its proprietary information, products, methods and technology by obtaining patents and license protection. The Company holds patents and has registered trademarks in most of the countries where it distributes.

Biodynamics holds 9 worldwide patents and has registered trademarks covering 14 countries worldwide. In the United States, the Company has 4 FDA accepted 510(k) applications for its various products or processes.


COMPETITION

ALLOGRAFTS

Processors of allograft tissue for transplantation include commercial processors such as Osteotech and Cryolife in the United States and B. Braun Melsungen internationally. In 1996, B. Braun Melsungen withdrew their Lyodura(R) allograft from the market. Not-for-profit tissue banks that procure and process tissue for distribution in some cases are considered competitors for certain applications and in certain markets.

The majority of procedures suitable for allografts are performed with autografts. Autografts are tissues derived from the patient requiring the surgical procedure. The advantages of autografts include the absence of the possibility of tissue rejection and disease transmission. Disadvantages include the necessity of a second surgical site resulting in increased recovery time, infection rates and expenses. Allograft advantages include the elimination of a second surgical site resulting in lower infection rates, shorter recovery times, and lower costs while its disadvantages include availability, possible rejection and disease transmission.

In the United States, most allograft processing is lyophilized/freeze-dried. In contrast, the Company utilizes its Tutoplast(R) process which inactivates viral activity while maintaining the structural integrity of the implant. The Company competes by offering the surgical community safe and economical transplant material. The Tutoplast(R) process has a history of more than twenty five years without a reported case of disease transmission.

Government regulations, disrupted sources of availability and increased competition from other processors are all factors that can have a material adverse effect on the Company. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with newly developed tissue substitutes which are being developed by other companies.

SURGICAL SUTURES
The Company's surgical sutures are distributed internationally. The Company's competitors are substantially larger in size and resources. There can be no assurance that these larger competitors or new products/technologies will not have a material adverse effect on the Company's surgical suture product line. As a result, the Company expects to continue to reduce its suture revenue and replace it with bioimplant revenue.

AUTOTRANSFUSION
AHT has several competitors in the blood transfusion and glycerolization field. These competitors have greater resources and manufacturing capabilities and the Company must successfully complete its development work before any commercialization of either of these applications can occur. While the Company believes that its patent on the autotransfusion technology provides protection for this application and that funding from the Phase II SBIR grant will fund the completion of the development of the deglycerolization application, it is without the funding necessary to launch its commercial development of either of these applications. The current contract to supply Pall Corporation with equipment and supplies will enable AHT to generate revenue for its biomedical processing application over the five year term of that contract. Beyond that term, however, there can be no assurances that a contract will be renewed with Pall or any similar biomedical processing company . AHT is exploring various financing alternatives which would enable its products to be commercially developed.

SOURCES OF TISSUE AND PRODUCTS

ALLOGRAFTS
The Company receives donor tissue from multiple sites and countries in Europe and the United States. This tissue is procured by independent procurement organizations and the Company reimburses these organizations for the costs of their procurement (recovery fees). The Company believes it currently complies with existing laws and regulations in these countries, including regulations related to procurement, donor screening, testing, storage and transportation. It is anticipated that government laws and regulations involving human donor tissues will continue to change in the countries presently serviced by the Company (see

Government Regulations). Accordingly, the Company continues to seek additional contacts with authorized health care agencies, accredited tissue banks, organ procurement organizations, and governments. The Company expects that in most markets demand for its Tutoplast(R) processed allografts will continue to exceed the current donor tissues available to the Company for processing. While the Company continues to emphasize expanding its base, there can be no assurance that changing laws or donation trends in the countries presently serviced will not have a material adverse affect on the Company's operations.

BACK ORDER

While Biodynamics, worldwide, has back orders on certain allograft tissue types and tissue sizes, the allograft demand is the most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently is unable to meet the demand for the majority of its allograft sizes. The Company has defined its back order as those orders which are expected to be filled within the next six months. Currently, because the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame, the value of the back order has not been determined.


ENVIRONMENTAL MATTERS

The Company's processing facilities are subject to local, republic and federal environmental and safety standards. These standards relate primarily to hazardous waste involved in the chemicals and sterilization process used. Since 1995, the Company elected to use outside third parties to perform all sterilization.

Although the Company believes it is in compliance with all applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.


ITEM 2.       PROPERTIES

Biodynamics leases approximately 7,000 square feet of office/warehouse space in Tampa, Florida where its administrative, shipping and receiving functions are performed. Similarly, the Company leases another 8,000 square feet in Erlangen, Germany where its German administrative and sales functions are performed. The Florida lease expires in 1997 and the German lease in 1998.

Biodynamics' processing plant in Neunkirchen, Germany consists of six buildings totaling 26,000 square feet on approximately two acres. This property is owned by the Company and should be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future. The Company's processing plant in the U.S. represents approximately 2,500 square feet of leased space. The lease expires in less than one year, but the Company has rights of renewal thereafter. The Company believes it has adequate space for its current needs and has made provisions for expansion if necessary.


ITEM 3.       LEGAL PROCEEDINGS

The Company currently has pending litigation in Germany against the previous owner of the Company's German subsidiary. On January 17, 1996, the Company filed a Request for Arbitration alleging that the previous owner had breached the Asset Purchase Agreement for the subsidiary and the Company seeks to recover damages. Simultaneously, the previous owner filed a counter claim demanding an immediate acceleration of the amounts due them under the Contract, which is approximately $1.4 million as of September 30, 1996.

The basis of the claim put forth by the Company is that the previous owner of the German facility failed to disclose that the U.S. Food and Drug Administration (FDA) 510(k) Premarket Notification acceptance covering Tutoplast(R) processed dura mater was conditioned on dura mater being recovered from pathology labs in Germany. Biodynamics has taken the position that the commitment to recover dura mater exclusively in Germany was not disclosed and constitutes a material and incurable component of FDA's Warning Letter and Import Alert received in May 1994. The Company seeks to recover damages sustained as a result of FDA's action, as well as rescission of the Contract or compensation for continuing damages. The previous owner has raised various legal defenses as well as alleging that no such dura mater recovery commitment was ever made to FDA.

The Contract calls for all disputes to be submitted in binding arbitration before a three member panel governed by German law. The first hearing before the Arbitration Tribunal took place in Frankfurt, Germany on October 26 and 27, 1996 and the Company expects that further filings and hearings will occur before a resolution is achieved.

The Company continues to accrue interest under the indebtedness and has recorded the entire balance as a current liability. Management believes that the ultimate outcome will not have a material adverse effect on its operation or financial position.

The Company has settled outstanding litigation initiated in 1994 with a former director of the Company concerning obligations under a Non-Compete and Standstill Agreement. The results of that settlement are included in the 1996 Results of Operations. (See Note 8 to Consolidated Financial Statements)

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK
The Common Stock of the Company is traded on NASDAQ under the symbol "BDYN".

Market prices on NASDAQ were:

                           1996                                               1995
                 ------------------------                            --------------------
                                  HIGH         LOW                                          HIGH      LOW
                                 -----        ----                                         -----    -----
     Quarter ended:                                             Quarter Ended:
     September 30, 1996          $1.56        $.72              September 30, 1995         $1.71    $ .56
     June 30, 1996                1.72         .75              June 30, 1995               1.08      .56
     March 31, 1996               1.13         .56              March 31, 1995              1.06      .70
     December 31, 1995            1.16         .59              December 31, 1994           1.31      .72

No dividends have been declared on the Common Stock. The Company has no plans for payment of cash dividends on Common Stock until earnings would generate funds in excess of those required to provide for the growth needs of the Company.

There were 459 shareholders of record and approximately 3,500 beneficial owners of the Company's Common Stock at December 23, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Effective August 15, 1995, the Company sold its 51% joint venture interest in Corin Orthopedic Products ("Corin"), whose results are included in the consolidated results of operations through the sale date. The Company received net cash proceeds of approximately $289,000 from the sale, and realized a gain of $174,000.

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE
Revenue in 1996 increased 10% to $12,344,000 from $11,189,000 in 1995. Revenues of the International Operations increased 7% due to a 45% increase in distribution of bioimplants resulting from the withdrawal of B. Braun from the allograft business which offset a 25% decrease in sutures. U.S. Operations increased 51% as a result of new contracts with U.S. Tissue Banks which increased the availability of Tutoplast(R) processed allografts.

Gross margins increased 25% to $4,703,000 from $3,755,000. Gross margin percentage increased to 38% from 34% in 1995 due to improved operational efficiencies from the higher revenue volume and a favorable mix internationally with bioimplant revenue replacing reduced suture volume.

GENERAL AND ADMINISTRATIVE
General and administrative expenses in 1996 remained virtually unchanged at $2,515,000 from $2,517,000 in 1995. Higher legal costs associated with the claim against the previous owner of the German operation offset savings in other areas.

DISTRIBUTION AND MARKETING
Distribution and marketing expenses in 1996 decreased 14% to $2,269,000 from $2,638,000 in 1995. Despite the revenue increase, the Company was able to reduce some of the expenditures by consolidating its sales force and planning its sales efforts.

RESEARCH AND DEVELOPMENT
Research and Development expenses in 1996 decreased 11% to $254,000 from $287,000 in 1995. Minimal R&D activities were pursued in 1996 as efforts were concentrated on rebuilding the distribution base.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 17% to $1,526,000 from $1,847,000 in 1995. The decrease occurred due to the reduced carrying value of the related capital assets caused by the recognition of the Loss on Impairment of Assets in 1995.

LOSS ON IMPAIRMENT OF ASSETS
The impairment loss of $2,183,000 in 1995 was a result of a revaluation of the Company's patents and trademarks in countries where regulatory changes had impacted the ability to generate revenue at the same level as previously projected.

LOSS IN EQUITY OF JOINT VENTURE AND MINORITY INTEREST
The loss in equity of joint venture and minority interest in 1996 increased 86% to $208,000 from $112,000 in 1995. The Company has committed to increase its equity in AHT by $208,000, which will be funded in equal installments through the second quarter of 1997.

INTEREST EXPENSE
Total interest expense in 1996 decreased 15% to $1,061,000 from $1,255,000 in 1995. The decrease is primarily attributable to the issuance of Series C Preferred Stock in exchange for convertible investor loans.

LIQUIDITY AND CAPITAL RESOURCES
While the Company has incurred net losses over the 1996 and 1995 periods, a significant amount of these losses are non-cash. These non-cash expenditures relate primarily to depreciation and amortization on patents and trademarks, deferred non-cash interest which is payable in cash only when specific financial conditions are met and loss on impairment of assets. These non-cash expenditures totaled $1,881,000 and $4,756,000 for 1996 and 1995, respectively.

The Company's working capital has increased to $2,004,000 from $1,710,000 in 1995. As a result of the issuance of Series C Preferred Stock and a new Senior B Loan, the Company was able to repay its existing operating line of credit and reduce its overall long-term portion of indebtedness to $7,423,000 from $9,788,000.

The Company's ability to generate operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and development of additional markets and surgical applications worldwide. While the Company believes it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations and cash flow.


ITEM 7.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Reports of Independent Certified Public Accountants, Consolidated Financial Statements and Notes to Consolidated Financial Statements are attached hereto in
Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Price Waterhouse LLP were previously the independent accountants of the Company. On September 20, 1996, the Company dismissed Price Waterhouse LLP as its independent accountants. The decision to change accountants was approved by the Board of Directors on September 18, 1996.

The reports of Price Waterhouse LLP on the consolidated financial statements for 1995 and 1994 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits for 1995 and 1994 and through September 20, 1996, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS:

The directors of the Company are as follows:

                                                                                     Year First
                       Name                                        Age                Director
                       ----                                        ---                --------
                       James M. Barry                               43                  1995
                       Charles C. Dragone                           59                  1992
                       Karl H. Meister                              61                  1996
                       Elroy G. Roelke                              64                  1995
                       Laurie Rostron                               62                  1996

JAMES M. BARRY is a Vice President with Froley, Revy Investment Company , an institutional money manager specializing in convertible securities. He has been with the firm since December, 1994. Previously, Mr. Barry worked in the fixed income division of the investment department of Farmers Group, Inc. in Los Angeles. He also served on active duty in the U.S. Navy for eight years and holds the rank of Lieutenant Commander in the Naval Reserve. Mr. Barry received his CFA (Chartered Financial Analyst) in 1995 and has been a member of the State Bar of California since 1980. He is also registered with the NASD with Series 7 and Series 63 licenses. Mr. Barry received a B.A. in Biological Sciences from Northwestern University, a J.D. from Golden Gate University School of Law, and an M.B.A. in Finance from the Wharton School of Business at the University of Pennsylvania.

CHARLES C. DRAGONE is the current Chairman of the Board and was the Company 's Chief Executive Officer from April, 1995 until March, 1996. He was also Chief Financial Officer of the Company from October 1992 to September 1994. Formerly, he was a Partner of Financial Associates, a Sarasota, Florida consulting firm specializing in corporate finance (1986 to 1992) and a director and officer of KiMed Corporation (1992 to present), a medical products and services company. He was a private consultant in corporate finance matters (1982 to 1986) and was a Vice President and Chief Financial Officer and director of K-Tron International, a manufacturer of process control equipment used by the chemical, pharmaceutical, plastics and food industries (1965-1981).

KARL H. MEISTER has more than 30 years international and U.S. management experience in the pharmaceutical and medical device industries. In March, 1996 he was appointed President and Chief Executive Officer of the Company. Mr. Meister was formerly President and Chief Executive Officer of Carrington Laboratories, Inc. (1990-1995), a pharmaceutical company. He also held executive management positions with Schering-Plough Corporation (1976-1988), and Pfizer, Inc. (1965-1976). Mr. Meister
received a B.A. from Georgetown University and an M.B.A. from the University of Chicago.

ELROY G. ROELKE has specialized in the field of capital formation for over 40 years. In March 1989, Mr. Roelke joined Renaissance Capital Group, Inc. ("Renaissance") as Vice President and effective January 1, 1995 became Executive Vice President and General Counsel. He is a practicing attorney, specializing in the investment business. In addition to serving as an Officer and Director of Renaissance, he is Chairman of Knollwood Mercantile Company, a family owned holding company and serves as a Director in Tricom Corporation, ActionFax International, Inc., Selectronics, Inc. and Appoint Technologies, Inc. Prior to Renaissance, Mr. Roelke served as Principal Investment Officer for First Midwest Capital Corporation, the first licensed SBIC in the nation and as Chief Operating Officer of Dallas Business Capital Corporation, a Dallas-based SBIC. Mr. Roelke received B.A. and J.D. degrees from Valparaiso University.

LAURIE ROSTRON joined Alta Berkeley Associates in 1985 following a 25 year career in the health care industry. For 11 years at BOC Healthcare, he was Managing Director of Viggo, an international intravenous therapy product business. Previously, he was General Manager of the Hospital Division of G.D. Searle & Co., and Marketing Manager of the Hospital Division of Johnson & Johnson. He has extensive experience with international health care businesses, acquisitions and business development.


EXECUTIVE OFFICERS:
               Name                                  Age                 Title
               ----                                  ---                 -----
               Karl H. Meister                       61                  President and Chief Executive Officer
               David P. Nichols                      38                  Chief Financial Officer

KARL H. MEISTER (see Directors for biography).

DAVID P. NICHOLS has been Chief Financial Officer since October 1, 1994 and was appointed Managing Director, U.S. Operations in March, 1996. Prior to joining the Company, Mr. Nichols had over 16 years experience in the health care field including Chief Financial Officer of the long term care division of Trizec Corporation, Ltd., and in public accounting with the audit divisions of Price Waterhouse and Deloitte and Touche. He is a graduate of the University of Florida (BA in Accounting and an MA in Financial Accounting and Auditing), and is a Certified Public Accountant and Certified Management Accountant.


ITEM 10.       EXECUTIVE COMPENSATION

COMPENSATION
The following table sets forth the executive compensation data on the Company's President and Chief Executive Officer. On April 1, 1995, Mr. Dragone, the Company's former Chief Financial Officer, was appointed CEO to replace Mr. Hargiss, who was the Company's CEO in 1994-1995. Mr. Dragone had retired as the Company's CFO on September 30, 1994 and, accordingly, his compensation as CEO represents the period from April 1, 1995 through March 31, 1996. Mr. Meister was appointed as the Company's President and CEO on March 1, 1996. There are no other officers whose compensation exceeds $100,000 for these periods.

                                               Compensation
                                               ------------
                                             Salary      Bonus
                                             ------      -----
            Karl H. Meister           1996   $ 93,300   $  --
            Charles C. Dragone, CEO   1996   $ 51,000   $  --
            Charles C. Dragone, CFO   1995   $ 60,000   $  --
            Charles C. Dragone        1994   $102,000   $ 6,000

STOCK OPTIONS
The following table represents the stock options granted to Mr. Meister in 1996:

                                          Number of    % of Total     Exercise    Expiration
                                       Options Granted   Granted       Price         Date
                                       ---------------   -------       -----         ----
Karl H. Meister                            750,000         83%       $   .85         2001

The exercise price of all options is equal to or exceeds the market price of the common stock on the grant date.

The following table summarizes information regarding outstanding options held by Mr. Meister as of September 30, 1996. The market price of the Company's common stock at September 30, 1996 was $1.17.


                                  Number of Unexercised                Value of Unexercised
                                       Options at                      In-the-Money Options
                                   September 30, 1996                  at September 30, 1996
                                   ------------------                  ---------------------
                              Exercisable    Unexercisable         Exercisable   Unexercisable
                              -----------    -------------         -----------   -------------
Karl H. Meister                 300,000        450,000               $96,000       $144,000

COMPENSATION OF DIRECTORS
The Company's outside directors currently do not receive compensation for attendance at Board meetings, but are reimbursed for their expenses.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At September 30, 1996 the Company is unaware of any shareholder who owned 5% or more of the outstanding shares of the Company's common stock. The officers and directors own shares as follows:

            NAME                                                 SHARES OWNED                   PERCENT
            ----                                                 ------------                   -------
            Karl H. Meister                                       350,000                        4.2%
            Charles C. Dragone                                    291,000                        3.5%
            Laurie Rostron                                         99,441                        1.1%
            All directors and officers as a group                 940,441                       11.3%

Shares owned include options and warrants exercisable within 60 days as follows:
Mr. Meister (300,000), Mr. Dragone (270,000), Mr. Rostron (32,680) and All directors and officers as a group (802,680).

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has incurred professional fees for investor relations and other services in 1996 and 1995, payable to a corporation of which Mr. Dragone is a director and minority shareholder. The Company incurred fees of $27,000 per year for the years ended September 30, 1996 and 1995, respectively.

Three of the Company's five directors are officers in companies which manage the funds which own 67,863 shares of the Company's Series C Preferred Stock. In addition, the Company has issued $34,000 and $6,000 in 1996 and 1995, respectively, for investor services fees payable to one of the management companies since the director's appointment.

ITEM 13. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                Page
                                                                                                                ----
     Report of Independent Certified Public Accountants - 1996                                                  14

     Report of Independent Certified Public Accountants - 1995                                                  15

     Consolidated Balance Sheets at September 30, 1996 and 1995                                                 16

     Consolidated Statements of Operations for the years ended September 30, 1996 and 1995                      17

     Consolidated Statements of Cash Flows for the years ended September 30, 1996 and 1995                   18-19

     Consolidated Statements of Shareholders' Equity for years ended September 30, 1996 and 1995                20

     Notes to Consolidated Financial Statements                                                              21-30


ITEM 13.(A)3    INDEX TO EXHIBITS

EXHIBITS

3.2**      Articles of Incorporation of Registrant.

3.3*       Articles of Amendment to Articles of Incorporation establishing Series A Preferred Stock

3.4*       Articles of Amendment to Articles of Incorporation establishing Series B Preferred Stock.

3.5*       Articles of Amendment to Articles of Incorporation establishing Series C Preferred Stock.

10.18*     Joint Venture Agreement between Biodynamics, Inc. and Texas Medical Products dated November 1, 1990.

10.19*     Partnership Agreement between Biodynamics International, Inc. and Corin Medical Products, dated September 2,
           1992.

10.20***   Purchase Agreement between Biodynamics International (Deutschland) GmbH and Pfrimmer-Viggo
           GmbH & Co. KG.

10.21***   Convertible Debenture Loan Agreement between Biodynamics International, Inc. as Borrower and Renaissance
           Capital Partners, II, Ltd. and Froley, Revy Investment Co., Inc.

10.22***   Convertible Debenture, Renaissance Capital Partners II, Ltd.

10.23***   Convertible Debenture, Froley, Revy Investment Co., Inc.

10.24*     Senior B Loan Agreement.

22         Subsidiaries of Registrant

25         Consent of Price Waterhouse LLP

27         Financial Data Schedule (for SEC use only).

*    Document incorporated by reference from previous 10-KSB filings.
**   Document incorporated by reference from Exhibit 2 of American Biodynamics, Inc. Registration Statement on Form 20-F
         effective October 2, 1987.
***  Document incorporated by reference from Form 8-K dated May 28, 1993.



ITEM 13.(B)    REPORTS ON 8-K

     Change in Accountants.  Filed September 25, 1996.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Biodynamics International, Inc.
Tampa, Florida

We have audited the accompanying consolidated balance sheet of Biodynamics International, Inc. and subsidiaries (the "Company") as of September 30, 1996, and the related consolidated statements of operations, cash flows, and shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Tampa, Florida
December 23, 1996

               Report of Independent Certified Public Accountants






To the Board of Directors and
Shareholders of Biodynamics International, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Biodynamics International, Inc. and its subsidiaries at September 30, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Biodynamics International, Inc. and its subsidiaries for any period subsequent to September 30, 1995.




PRICE WATERHOUSE LLP

Tampa, Florida
January 11, 1996

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        SEPTEMBER 30,
                                                                ---------------------------
                                                                  1996                1995
                                                                -------             -------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $   531             $   184
     Accounts receivable                                          2,373               1,397
     Inventories                                                  3,341               4,878
     Other current assets                                           126                  92
                                                                -------             -------
                                                                  6,371               6,551

PROPERTY, PLANT AND EQUIPMENT, NET                                3,824               4,474

INTANGIBLE AND OTHER ASSETS, NET                                  4,107               5,861
                                                                -------             -------

TOTAL ASSETS                                                    $14,302             $16,866
                                                                =======             =======



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $   666             $   790
     Accrued interest                                               442                 341
     Accrued salaries                                               383                 233
     Accrued legal and professional fees                            335                  49
     Other accrued expenses                                         963                 728
     Current portion of long-term debt                            1,578               2,700
                                                                -------             -------
                                                                  4,367               4,841
OTHER LIABILITIES
     Long-term debt                                               7,423               9,788
     Deferred interest                                             --                   787
                                                                -------             -------
                                                                  7,423              10,575

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS' EQUITY                                              2,512               1,470
                                                                -------             -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $14,302             $16,886
                                                                =======             =======






      The accompanying Notes to Consolidated Financial Statements are an
                 integral part of these financial statements.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                   FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                             ------------------------------
                                                                 1996                1995
                                                             ----------          ----------
OPERATING REVENUES
     Revenue                                                 $   12,344          $   11,189
     Cost of revenue                                              7,641               7,434
                                                             ----------          ----------
         Gross margin                                             4,703               3,755


OPERATING EXPENSES
     General and administrative                                   2,515               2,517
     Distribution and marketing                                   2,269               2,638
     Research and development                                       254                 287
     Depreciation and amortization                                1,526               1,847
     Loss on impairment of assets                                    --               2,183
                                                             ----------          ----------
                                                                  6,564               9,472

OPERATING LOSS                                                   (1,861)             (5,717)

Loss in equity of joint venture                                     208                 112
Gain on sale of joint venture interest                               --                (174)
Other income                                                       (344)                (64)
Interest expense                                                  1,061                 952
Deferred interest expense                                            --                 303
                                                             ----------          ----------
                                                                    925               1,129

LOSS BEFORE INCOME TAXES                                         (2,786)             (6,846)

Income taxes                                                         --                  --
                                                             ----------          ----------


NET LOSS                                                     $   (2,786)         $   (6,846)
                                                             ==========          ==========

Average common shares outstanding                             8,161,938           7,945,801
                                                             ==========          ==========

Net loss per share                                           $    (0.34)         $    (0.86)
                                                             ==========          ==========





       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 FOR THE YEARS ENDED
                                                                                     SEPTEMBER 30,
                                                                           -------------------------------
                                                                             1996                   1995
                                                                           --------               --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                              $ (2,786)              $ (6,846)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                          1,881                  2,270
       Equity in loss of joint venture                                          208                     88
       Stock issued for services                                                 68                     64
       Deferred convertible interest expense                                     --                    303
       Foreign currency transaction (gain)loss                                  (83)                   103
       Loss on impairment of assets                                              --                  2,183
       Gain on sale of joint venture interest                                    --                   (174)
       Changes in assets and liabilities net of effect of
       contributions to jointventure:
         Restricted cash                                                         --                    155
         Accounts receivable                                                 (1,088)                    99
         Inventories                                                          1,288                   (665)
         Other current assets                                                   (52)                   105
         Accounts payable and accrued expenses                                  529                    408
                                                                           --------               --------
           Net cash used in operating activities                                (35)                (1,907)
                                                                           --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                   (74)                  (683)
    Proceeds from sale of joint venture interest                                 --                    289
    Change in intangible and other assets                                        20                    (57)
    Contributions to joint venture                                              (33)                   (88)
                                                                           --------               --------
      Net cash used in investing activities                                     (87)                  (539)
                                                                           --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of stock                                                        4,885                  6,184
     Proceeds from short-term borrowings                                         90                    449
     Repayment of short-term borrowings                                        (979)                    --
     Repayment of long-term debt                                             (4,186)                (4,184)
     Proceeds from long term debt                                             1,470                     --
     Preferred dividends paid                                                  (791)                  (131)
                                                                           --------               --------
       Net cash provided by financing activities                                489                  2,318
                                                                           --------               --------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (20)                   (36)
                                                                           --------               --------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        347                   (164)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                184                    348
                                                                           --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    531               $    184
                                                                           ========               ========

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)


Supplemental information on cash flows and non-cash transactions is as follows:

                                                                   FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                1996                1995
                                                              ---------           ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                                 $   588             $   851


SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Issuance of Series C Preferred Stock in exchange for:
         Deferred Interest                                      $   838                  --
         Convertible Investor Loans                               3,257                  --
         Accumulated dividends                                      479                  --
         Series A Preferred Stock                                 3,344                  --
         Series B Preferred Stock                                 6,184                  --
                                                                -------             -------
                                                                $14,102                  --
                                                                =======             =======

  Series A dividends paid in common stock                       $   312                  --

  Series B dividends paid in preferred stock                    $   479             $   131



       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                         BIODYNAMICS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                         (IN 000S EXCEPT FOR SHARE DATA)




                                              Preferred Stock                       Common           Paid         Cumulative
                                  Series A        Series B        Series C          Stock             in         Translation
                                 ($.01 par)      ($.01 par)      ($.01 par)       ($.01 par)        Capital       Adjustment
                                 -----------     -----------     -----------     -----------     -----------     -----------
BALANCE SEPTEMBER 30, 1994       $         3     $        --     $        --     $        79     $    10,850     $      (188)
                                 -----------     -----------     -----------     -----------     -----------     -----------

Series B Issued                                            6                                           6,178
Stock issued for services                                                                  1              63
Stock dividends - Series B
Net Loss
Foreign currency translation
   adjustment                                                                                                            470
                                 -----------     -----------     -----------     -----------     -----------     -----------
BALANCE SEPTEMBER 30, 1995                 3               6              --              80          17,091             282
                                 ===========     ===========     ===========     ===========     ===========     ===========

Dividends - Series A                                                                       3              (3)
Dividends - Series B                                                                                    (479)
Stock issued for services                                                                                 68
Series C Issued                                                            1                          14,101
Series A and B Retired                    (3)             (6)                                         (9,519)
Net Loss
Foreign currency translation
   adjustment                                                                                                           (335)
                                 -----------     -----------     -----------     -----------     -----------     -----------
BALANCE SEPTEMBER 30, 1996       $        --    $         --     $         1     $        83     $    21,259     $       (53)
                                 ===========     ===========     ===========     ===========     ===========     ===========

                                                                                        Common         Preferred
                                   Accumulated                                          Shares           Shares
                                     Deficit         Dividends         Total             O/S              O/S
                                   -----------      -----------     -----------      -----------     -----------
BALANCE SEPTEMBER 30, 1994         $    (9,015)     $      --       $     1,729        7,926,793         304,000
                                   -----------      -----------     -----------      -----------     -----------

Series B Issued                                                           6,184                          562,221
Stock issued for services                                                    64           60,316
Stock dividends - Series B                                 (131)           (131)
Net Loss                                (6,846)                          (6,846)
Foreign currency translation
   adjustment                                                               470
                                   -----------      -----------     -----------      -----------     -----------
BALANCE SEPTEMBER 30, 1995             (15,861)            (131)          1,470        7,987,109         866,221
                                   ===========      ===========     ===========      ===========     ===========

Dividends - Series A                                                       --            249,685
Dividends - Series B                                                       (479)
Stock issued for services                                                    68          101,446
Series C Issued                                                          14,102                          110,603
Series A and B Retired                                                   (9,528)                        (866,221)
Net Loss                                (2,786)                          (2,786)
Foreign currency translation
   adjustment                                                              (335)
                                   -----------      -----------     -----------      -----------     -----------

BALANCE SEPTEMBER 30, 1996         $   (18,647)     $      (131)    $     2,512        8,338,240         110,603
                                   ===========      ===========     ===========      ===========     ===========






       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
                          (IN 000S, EXCEPT SHARE DATA)

(1)  OPERATIONS AND ORGANIZATION

     Biodynamics International, Inc. with its consolidated subsidiaries (the "Company") processes, manufactures and distributes worldwide, specialty surgical products and tissue processing services for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue utilizing its patented Tutoplast(R) process for distribution to hospitals and surgeons. The Company also manufactures and distributes surgical sutures internationally.

     The Company processes at its two manufacturing facilities in Germany and the United States and distributes its products and services to over 40 countries worldwide.

     Biodynamics has a 50% joint venture interest in Advanced Haemotechnologies, a manufacturer of blood transfusion and filtration equipment and, until August 15, 1995, had a 51% interest in Corin Orthopedic Products, a domestic distributor of orthopedic equipment.


(2)  SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies of the Company are presented below.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its 51% ownership of Corin Orthopedic Products through the sale date of August 15, 1995 (see Note 14). All intercompany transactions and balances are eliminated in consolidation.

     FOREIGN CURRENCY TRANSLATION
     The functional currency of the Company's German subsidiary is Deutsche Mark. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments are made directly to a separate component of shareholders' equity. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. The Company recognized currency gains of $86 and losses of $136 for 1996 and 1995, respectively. The exchange rates for fiscal years 1996 and 1995 were relatively constant at approximately DM 1.47/U.S. Dollar. The U.S. dollar has strengthened, however, for the first quarter of 1997.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.

     CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments.

     INVENTORIES
     Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods include costs attributable to direct labor and overhead.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are stated at cost. Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment by estimating its fair value. The fair value is compared to the carrying amount. Depreciation is computed by using the straight line method over the following estimated useful lives of the assets:

                  Building and improvements                                        40 years
                  Machinery, equipment, furniture and fixtures                   3-10 years

     INTANGIBLE AND OTHER ASSETS
     Intangible assets consist of patents and trademarks which are stated at acquired cost less accumulated amortization. Patents are amortized on a straight line basis over a weighted average of the remaining patent protection periods of all existing worldwide patents and do not exceed thirteen years. Trademarks and organization costs are amortized straight line over the expected benefit period of five years. The Company periodically reviews the carrying values of goodwill and other intangible assets to assess recoverability, and permanent impairments, if any, would be recognized in current year operations.

     INVESTMENT IN JOINT VENTURE
     The Company uses the equity method of accounting for its investment in Advanced Haemotechnologies. Earnings and losses are proportionately allocated after giving effect to special allocations in the Joint Venture Agreement.

     REVENUE AND COST OF REVENUE
     Revenue reflected is gross revenue, with net cash discounts and shipping included in cost of revenue. Cost of revenue includes depreciation of $355 and $423 for the years ended September 30, 1996 and 1995, respectively. Revenue is recognized upon the shipment of the processed tissues or sutures.

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are charged to operations as incurred.

     NET LOSS PER COMMON SHARE
     Primary per share amounts are computed utilizing the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants, using the modified treasury stock method. Common stock equivalents and fully diluted per share calculations have been excluded due to their antidilutive effect in the periods presented.

     RECLASSIFICATIONS
     Certain prior year financial statement balances have been reclassified to conform with the current year presentation.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(3)  CONCENTRATION OF CREDIT RISK

     In the normal course of business, the Company has no financial instruments with off-balance sheet risk. The exposure to risk related to foreign currency exchange rate changes is limited primarily to intercompany transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

     The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues are provided through a broad base of independent distributors. One customer accounted for 30% and 24% in 1996 and 1995, respectively, of consolidated revenue. The Company does not believe that this concentration of sales and credit risks represent a material risk of loss with respect to financial position as of September 30, 1996.


(4)  INVENTORIES

     Major classes of inventory at September 30, 1996 and 1995 were as follows:

                                                                            1996                  1995
                                                                          --------              --------
                  Recovery fees/Raw materials                             $  1,592              $  1,891
                  Work in process                                            1,009                   845
                  Processed tissue/Finished goods                            1,341                2 ,748
                                                                          --------              --------
                                                                             3,942                 5,484
                  Less reserves for obsolescence                              (601)                 (606)
                                                                          --------              --------

                                                                          $  3,341              $  4,878
                                                                          ========              ========

5)   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets at September 30, 1996 and 1995 consisted of the following:

                                                                            1996                 1995
                                                                         ---------             --------
                  Patents                                                $  8,062              $  8,613
                  Trademarks                                                3,459                 3,695
                  Other                                                        --                    90
                                                                         --------              --------
                                                                           11,521                12,398
                  Less accumulated amortization                            (7,414)               (6,537)
                                                                         --------              --------
                                                                         $  4,107              $  5,861
                                                                         ========              ========



     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" in the fourth quarter of fiscal 1995. At September 30, 1996 and 1995, the Company has assessed the carrying values of all intangible assets in accordance with SFAS No. 121. In 1995, the Company revalued patents and trademarks in countries (primarily France and the United States) where regulatory changes have impacted the ability to generate revenue at the same level as previously projected. Management estimated the expected future discounted cash flows from the distribution fees related to patents and trademarks in order to determine the amount of impairment. As a result, an impairment loss of $2,183 has been recognized for the year ended September 30, 1995. No further adjustment was deemed necessary as of September 30, 1996.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(6)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at September 30, 1996 and 1995 consisted of the following:

                                                                           1996                 1995
                                                                         --------             --------
                  Land                                                  $     528             $    564
                  Buildings and improvements                                2,505                2,601
                  Machinery and equipment                                     780                  840
                  Office furniture and equipment                            1,434                1,499
                                                                         --------             --------
                                                                            5,247                5,504
                  Less accumulated depreciation                            (1,423)              (1,030)
                                                                         --------             --------
                                                                         $  3,824             $  4,474
                                                                         ========             ========

       The Company's property held under capital leases of approximately $58 is included in machinery and office equipment.

(7)    INVESTMENT IN JOINT VENTURE

       Summarized financial information (in 000s) for Advanced Haemotechnologies (the "Joint Venture") is as follows:

                                                                   (Unaudited)           (Unaudited)
                                                                  September 30,          December 31,
                                                                      1996                   1995
                                                                     --------              -------
                  ASSETS
                  Current assets                                     $   487               $   424
                  Equipment, net                                          58                    49
                  Intangible assets, net                                  38                    76
                                                                     -------               -------
                  Total assets                                       $   583               $   549
                                                                     =======               =======

                  LIABILITIES AND PARTNERS' DEFICIENCY
                  Current liabilities                                $    75               $   160
                  Notes payable to partner                             1,473                 1,432
                  Partners' deficiency                                  (965)               (1,043)
                                                                     -------               -------
                  Total liabilities and partners' deficiency         $   583               $   549
                                                                     =======               =======


                                                                   For the Nine         For the Twelve
                                                                   Months Ended          Months Ended
                                                                  September 30,          December 31,
                                                                       1996                  1995
                                                                    --------              --------
                  STATEMENT OF OPERATIONS
                  Product sales                                     $   517              $     413
                  Research and development grants                       357                    141
                  Cost of product sales                                (286)                  (332)
                  Research and development costs                       (365)                  (198)
                  Selling, general and administrative expenses         (116)                  (117)
                  Interest expense                                     (105)                  (108)
                                                                    -------               --------
                      Net Income (loss)                             $     2               $   (201)
                                                                    =======               ========

     The Company has cumulative unrecognized losses from the joint venture of $261 and $282 at September 30, 1996 and 1995, respectively. At September 30, 1996 and September 30, 1995, the Company's investment was reduced to zero as its share of losses in the Joint Venture exceeded its investment. In August, 1996, the Company committed to capital contributions of $200 for the period from August, 1996 to March, 1997. This entire commitment has been recorded as a loss in equity investment and an accrued liability in 1996. Future generation of income by the Joint Venture will be recognized by the Company only after its share of that income exceeds its share of net losses not recognized.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(8)   LONG-TERM DEBT

      Long-term debt at September 30, 1996 and 1995 consisted of the following:

                                                                                        1996            1995
                                                                                      --------        --------
         Revolving credit facilities                                                  $   ---         $   916

         Senior debt, 7.75% interest until March 30, 1998 when
         terms are renegotiable, due 2008                                               1,482           1,664

         Senior B debt, 10% due December 31, 1999                                       1,394             ---

         Mezzanine debt, LIBOR plus 4% interest (9.5% and 9.625%
         at September 30, 1996 and 1995, respectively); due 1999                        4,590           4,904

         Convertible Investor Loans, LIBOR plus 4% interest
         (9.5% at September, 1996 and 1995, respectively);  due 2003                      ---           3,275

         Notes payable, unsecured, 7% interest                                          1,438           1,536

         Obligation under Non-Compete, 7% interest, due 1996                               45             149

         Capital lease obligations, 8.5% interest, due 2000                                52              25

         Note payable to bank, 5.9% interest, due 1997                                    ---              19
                                                                                      -------         -------
                                                                                        9,001          12,488
         Less current portion                                                          (1,578)         (2,700)
                                                                                      -------         -------
                                                                                      $ 7,423         $ 9,788
                                                                                      =======         =======


     Aggregate maturities of long-term debt are: $1,578 - 1997; $2,398 - 1998; $2,406 - 1999; $1,501 - 2000; $110 - 2001 and $1,008 thereafter.

     Under terms of revolving credit facilities with three banks, the Company may borrow up to $984 for working capital needs. The amounts outstanding at September 30, 1996 and 1995 were $0 and $916, respectively. Except as noted below, these borrowings are unsecured.

     The Senior debt and one of the revolving credit facilities are with a German bank and secured by a mortgage on the Company's German facility. The Senior debt is repayable in monthly installments through 2008, and the credit facility is repayable as working capital dictates. The debt has been incurred by the Company's German subsidiary but is guaranteed by the parent company.

     The Senior B debt accrues interest which, at the Company's discretion, can be paid either annually or at maturity. This debt is directly convertible into Series C Preferred Stock, can be prepaid at any time, and any amounts not repaid by March 22, 1997 will accrue an additional 10% interest.

     The Mezzanine debt is repayable in equal installments in 1998 and 1999 and is secured by inventory and a pledge of shares in the German subsidiary.

     Convertible Investor Loans were repaid in 1996 as a result of the issuance of the Series C Preferred Stock.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     Notes payable represent balances due to the previous owner of the Company's German subsidiary. In fiscal year 1995, the Company ceased making payments under this obligation based upon alleged breaches by the previous owner under the Asset Purchase Agreement. The Company continues to accrue interest and has recorded the entire balance as a current liability (See
     Note 13).

     Obligations under Non-compete relates to the remaining payments due a former director of the Company under a Non-Compete Agreement. Prior to the expiration of the Non-Compete in 1996, both parties agreed in a settlement concerning outstanding obligations. The remaining balance reflects the Company's obligations under the settlement.

(9)  SHAREHOLDERS' EQUITY

     Shareholders' Equity at September 30, 1996 and 1995 consisted of the following:

                                                                                           1996             1995
                                                                                        ---------         --------
         Shareholders' Equity
              Preferred Stock, par value $.01 per share,
                Series A, 304,000 shares issued                                         $    ---          $      3
                Series B, 562,221 shares issued                                              ---                 6
                Series C, 110,603 shares issued and outstanding                                1               ---
              Common Stock, par value $.01 per share, with
                8,338,240 and 7,987,109 issued and outstanding
                 at September  30, 1996 and 1995, respectively                                83                80

              Paid in capital                                                             21,259            17,091

              Cumulative Foreign Currency Translation Adjustment                             (53)              282

              Accumulated deficit                                                        (18,778)          (15,992)
                                                                                        --------          --------
                                                                                        $  2,512          $  1,470
                                                                                        ========          ========

     CAPITAL STOCK
     The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

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

     Each share of the Series C Preferred Stock entitles its holder to receive, effective December 1, 1995, 8% cumulative dividends, payable in cash or Series C Preferred Stock; to receive $127.50 per share of liquidation preference; to convert into 150 common shares, as adjusted in the event of future dilution; and, subject to certain conditions related to earnings, share price and notice to shareholders, may be redeemed after April, 1999 at the option of the Company at a price of $127.50 per preferred share. The Series C Convertible Preferred Stockholders are not entitled to any voting rights except on any matters related to amending the terms of the Series C Preferred Stock or the authorization of any stock ranking senior thereto. The Series C Stockholders can also elect up to two additional directors to the Board. A total of $14,102 of Series C Preferred Stock was issued.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


The following represents the value of the debt and equity exchanged for the Series C Preferred Stock:

     Deferred Interest                                                 $    838
     Convertible Investor Loans                                           3,257
     Accumulated dividends                                                  479
     Series A Preferred Stock                                             3,344
     Series B Preferred Stock                                             6,184
                                                                       --------
                                                                       $ 14,102
                                                                       ========

 STOCK OPTIONS
     The Company maintains two stock option plans, the 1996 Stock Option Plan (2,000,000 shares authorized) and the 1992 Stock Option Plan (1,400,000 shares authorized), under which incentive and non-qualified options have been granted to employees, directors and certain key affiliates. Under the Plans, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire either five or ten years from grant.

     Changes in outstanding options for both Plans were as follows:

                                                                   Number of                        Price
                                                                 Common Shares                    Per Share
                                                                   ---------                    -------------
              SEPTEMBER 30, 1994 OUTSTANDING                         806,000                    $1.00 - $3.50
                                                                   =========                    =============

                  Granted                                          1,310,000                    $1.00 - $1.10
                  Exercised                                            ---                           ---
                  Canceled                                          (781,000)                   $1.00 - $3.50
                                                                   ---------                    -------------

              SEPTEMBER 30, 1995 OUTSTANDING                       1,335,000                    $1.00 - $1.10

                  Granted                                            150,000                    $1.10 - $1.19
                  Exercised                                            ---                           ---
                  Canceled                                            (7,000)                   $1.10
                                                                   ---------                    -------------

              SEPTEMBER 30, 1996 OUTSTANDING                       1,478,000                    $1.00 - $1.19
                                                                   =========                    =============

      Of the outstanding options, a total of 1,178,000 are vested as of September 30, 1996. The remaining options will be fully vested by January, 1998.

      On June 13, 1996, the Company's shareholders approved 750,000 non-qualified options to be granted to its Chief Executive Officer outside of the above-mentioned Stock Option Plans. These options vest with 40% in 1996, 30% in 1997 and 30% in 1998. The option exercise price is $.85/share and the options expire in 2001.

      WARRANTS
      As of September 30, 1996, there are outstanding warrants to purchase 165,000 shares of Common Stock at a price of $3.33 and expiring from 1997 - 1998.

      MANAGEMENT INCENTIVE COMPENSATION PLAN
      On June 13, 1996, the Company's shareholders approved a 1996 Management Incentive Compensation Plan which authorized 500,000 shares to be issued under this Plan. As of September 30, 1996, no shares have been issued under this Plan.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(10)  RELATED PARTY TRANSACTIONS

      In 1995, approximately $153, including settlement of the note receivable and related interest of $92, was paid to the Company's former Chief Executive Officer related to his resignation and the termination of his employment contract.

      The Company has incurred professional fees for investor relations and other services in 1996 and 1995, payable to a corporation of which a Company director is a director and minority shareholder. The Company incurred fees of $27 per year for the years ended September 30, 1996 and 1995, respectively.

      Three of the Company's five directors are officers in companies which manage the funds which own 67,863 shares of the Company's Series C Preferred Stock. In addition, the Company has issued $34 and $6 in 1996 and 1995, respectively, for investor services fees payable to one of the management companies since the director's appointment.

(11)  SEGMENT DATA

      The Company operates principally in one business segment. A summary of the operations and assets by geographical area is as follows:

                                                                  Net          Operating         Identifiable
                                                                Revenue          Loss               Assets
                                                                -------         -------            -------
         For Year Ended September 30, 1996:
              International                                     $11,026         $  (853)           $13,269
              United States                                       1,318          (1,008)             1,033
                                                                -------         -------            -------
                                                                $12,344         $(1,861)           $14,302
                                                                =======         =======            =======

         For Year Ended September 30, 1995:
              International                                     $10,319         $(4,025)           $15,965
              United States                                         870          (1,692)               921
                                                                -------         -------            -------
                                                                $11,189         $(5,717)           $16,886
                                                                =======         =======            =======

      Included in International Operations is revenue related to distribution in Germany and Japan. Distribution in Japan represents one customer and accounted for 30% and 24% of consolidated revenue for 1996 and 1995, respectively. Distribution in Germany is not concentrated to any significant customer and accounted for 20% and 23% of consolidated revenue for 1996 and 1995, respectively.

(12)  INCOME TAXES

      The Company has recognized a deferred tax asset of $2,477 and $2,207, and a corresponding valuation allowance of $2,477 and $2,207, respectively, at September 30, 1996 and 1995. The principal components of the deferred tax asset for 1996 and 1995, relate to net operating loss carry forwards Since the Company has generated taxable losses, there is no recognition of the benefit of the deferred tax asset on either a cumulative or current basis.

      As a result of net losses, there was no provision for income taxes for the years ended September 30, 1996 and 1995. Included in each period's net loss is a foreign component of $1660 in 1996 and $5,102 in 1995, respectively, attributable to the Company's German subsidiary.

      The statutory federal tax rate was 34% for fiscal years 1996 and 1995. The effective tax rate was zero in fiscal years 1996 and 1995 due to the Company incurring a net operating loss in those years.

      The Company has net operating loss carry forwards for U.S. income tax purposes of approximately $7,300, which expire in the years 2003-2011. The Company has net operating loss carry forwards for German income tax purposes of approximately $5,700 which can be carried forward indefinitely.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



      Under Section 382 of the Internal Revenue Code, as amended by the Tax Reform Act of 1986, a corporation's ability to carry forward its net operating loss and built-in losses following an "ownership change" is limited on an annual basis to an amount equal to the product of the fair market value of the corporation's outstanding stock (including preferred stock) immediately before the ownership change and the long-term tax-exempt interest rate, subject to certain adjustments for built-in gains of the corporation. As a result of the issuance of the Series B Preferred Stock in 1994 and Series C Preferred Stock in 1996, the Company may have experienced an ownership change under Section 382 for fiscal years 1996 and 1995. No determination has been made at this time as to whether an ownership change occurred for income tax purposes since it would have no effect on the financial statements in the current year.


(13)  COMMITMENT AND CONTINGENCIES

      GOVERNMENT REGULATION

      Biodynamics has contracts to receive, process and provide tissues worldwide. Each country has its own regulatory requirements that are constantly under review and subject to change. The Company believes it currently complies with all appropriate governmental requirements and standards where it does business. There can be no assurance that changing governmental administration or laws will not have a material adverse effect on the Company's financial condition and results of operation.

      In Germany, allografts are classified as drugs and the government regulates the Company's tissue processing and distribution under a pharmaceutical license within Germany. The European Commission has proposed regulating allografts as medical devices in conflict to current German Drug Law. At present, the Company's facility is licensed and in compliance with German law.

      Effective November, 1996, the French government has prohibited the transplantation of processed dura mater by any company, following a two-year moratorium. All other bioimplants will require governmental approval. In 1996, the Company generated approximately $60 and $20 in fees for distribution to France in 1996 and 1995, respectively.

      The Company currently has pending litigation in Germany against the previous owner of the Company's German subsidiary. On January 17, 1996, the Company filed a Request for Arbitration alleging that the previous owner had breached the Asset Purchase Agreement and the Company seeks to recover damages. Simultaneously, the previous owner filed a counter claim demanding an immediate acceleration of the amounts due them under the Contract, which is approximately $1.4 million as of September 30, 1996.

      The basis of the claim put forth by the Company is that the previous owner of the German facility failed to disclose that the U.S. Food and Drug Administration (FDA) 510(k) Premarket Notification acceptance covering Tutoplast(R) processed dura mater was conditioned on dura mater being recovered from pathology labs in Germany. Biodynamics has taken the position that the commitment to recover dura mater exclusively in Germany was not disclosed and constitutes a material and incurable component of FDA's Warning Letter and Import Alert received in May 1994. The Company seeks to recover damages sustained as a result of FDA's action, as well as rescission of the Contract or compensation for continuing damages. The previous owner has raised various legal defenses as well as alleging that no such dura mater recovery commitment was ever made to FDA.

      The Contract calls for all disputes to be submitted in binding arbitration before a three member panel governed by German law. The first hearing before the Arbitration Tribunal took place in Frankfurt, Germany on October 26 and 27, 1996 and the Company expects that further filings and hearings will occur before a resolution is achieved.

      The Company continues to accrue interest under the indebtedness and has recorded the entire balance as a current liability. Management believes that the ultimate outcome will not have a material adverse effect on its operation or financial position.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



OPERATING LEASES
      The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $343 per year for the years ending September 1996 and 1995.

      Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1996 are as follows:

                          1997                                     $315
                          1998                                      170
                          1999                                       60
                          2000                                        9
                          2001                                        4
                          Thereafter                                 --
                                                                   ----
                                                                   $558
                                                                   ====

(14)  SALE OF JOINT VENTURE INTEREST

      Effective August, 15, 1995, the Company sold its 51% ownership joint venture interest in Corin Orthopedic Products to Corin USA Ltd., a wholly-owned subsidiary of Corin Medical Ltd. Prior to the sale, Corin USA Ltd. owned 49% of the joint venture. The Company received net cash proceeds of approximately $289,000 from the sale, and realized a gain of $174,000.

                                   SIGNATURES



      In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date:   December 23, 1996                    BIODYNAMICS INTERNATIONAL, INC.



/s/   Karl H. Meister                        President and Chief Executive Officer
---------------------



      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

/s/     Charles C. Dragone                          Chairman of the Board
--------------------------------


/s/     Karl H. Meister                             President, Chief Executive Officer and Director
--------------------------------


/s/     David P. Nichols                            Vice President-Finance, Chief Financial Officer
--------------------------------                    (Principal Financial and Accounting Officer)


/s/     James Barry                                 Director
--------------------------------

/s/     Elroy Roelke                                Director
--------------------------------

/s/     Laurie Rostron                              Director
--------------------------------