Form 10QSB
period 1996-12-31
BIODYNAMICS INTERNATIONAL INC
filed 1997-02-13
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB





(MARK ONE)

[XX] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 1996 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ________________.


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
         Yes   X           No    .
             ----            ----

As of February 10, 1997 there were outstanding 8,390,890 shares of Biodynamics International, Inc. Common Stock, par value $.01.

                        PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        (UNAUDITED)           (AUDITED)
                                                                       DECEMBER 31,         SEPTEMBER 30,
                                                                           1996                  1996
                                                                      --------------        -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                          $       164            $      531
   Accounts receivable                                                      1,786                 2,373
   Inventories                                                              3,286                 3,341
   Other current assets                                                       276                   126
                                                                      -----------            ----------
                                                                            5,512                 6,371

PROPERTY, PLANT AND EQUIPMENT, NET                                          3,702                 3,824

INTANGIBLE AND OTHER ASSETS, NET                                            3,956                 4,107
                                                                      -----------            ----------
TOTAL ASSETS                                                          $    13,170            $   14,302
                                                                      ===========            ==========



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                   $       579            $      666
   Accrued interest                                                           362                   442
   Other accrued expenses                                                   1,110                 1,681
   Credit facility                                                            302                  ---
   Current portion of debt                                                  1,556                 1,578
                                                                      -----------            ----------
                                                                            3,909                 4,367

LONG-TERM DEBT                                                              7,388                 7,423

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                        1,873                 2,512
                                                                      -----------            ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $    13,170            $   14,302
                                                                      ===========            ==========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)





                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                                   1996           1995
                                                                                   ----           ----
OPERATING REVENUES
     Revenue                                                                   $   2,486        $   2,029
     Cost of Revenue                                                               1,438            1,381
                                                                               ---------        ---------
        Gross Margin                                                               1,048              648

OPERATING EXPENSES
     General and administrative                                                      544              511
     Distribution and marketing                                                      572              550
     Research and development                                                         27               48
     Depreciation and amortization                                                   363              389
                                                                               ---------        ---------
                                                                                   1,506            1,498

OPERATING LOSS                                                                      (458)            (850)

Other income                                                                          (8)             (54)
Interest expense                                                                     190              235
                                                                               ---------        ---------
                                                                                     182              181

NET LOSS BEFORE INCOME TAXES                                                        (640)          (1,031)
                                                                               ---------        ---------

Income taxes                                                                          --               --
                                                                               ---------        ---------

NET LOSS                                                                       $    (640)       $  (1,031)
                                                                               =========        =========

Average common shares outstanding                                              8,354,264        7,987,109
                                                                               ==========       =========

Net loss per share                                                             $   (0.08)       $   (0.13)
                                                                               =========        =========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                     1996                  1995
                                                                  ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $   (640)               $(1,031)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        455                    452
  Deferred interest expense                                            --                      58
  Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                                 571                    319
   Inventories                                                          27                   (282)
   Prepaid expenses and other current assets                          (138)                   (23)
   Accounts payable and accrued expenses                              (716)                  (286)
                                                                  --------                -------
         Net cash used in operating activities                        (441)                  (793)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                           (23)                   (10)
   Decreases in intangible and other assets                             28                     --
                                                                  --------                -------
         Net cash provided by (used in) investing activities             5                    (10)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of stock                                                    22                     --
   Proceeds from short-term borrowings                                 302                     --
   Repayment of short-term borrowings                                  (14)                   (87)
   Proceeds from long-term borrowings                                   --                    766
   Repayment of long-term debt                                        (237)                   (16)
                                                                  --------                -------
         Net cash provided by financing activities                      73                    663

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 (4)                     2

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (367)                  (138)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       531                    184
                                                                  --------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $    164                $    46
                                                                  ========                =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                  $    267                $   281
                                                                  ========                =======




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                          (IN 000S, EXCEPT SHARE DATA)


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

(2) SIGNIFICANT ACCOUNTING POLICIES
    In the opinion of management, the accompanying unaudited consolidated financial statements of Biodynamics International, Inc. and the unaudited results of operations and cash flows for these three months ended December 31, 1996 and 1995, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis, and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1996. Significant accounting policies of the Company are presented below.

    FOREIGN CURRENCY TRANSLATION.    The functional currency of the Company's
    German subsidiary is Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. The translation of the subsidiary's operations reflect a strengthening of the U.S. dollar against the Deutsche Mark to an average exchange rate of DM 1.54 from DM 1.42 for the quarters ended December 31, 1996 and 1995, respectively.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

    RECLASSIFICATIONS.    Certain prior period financial statement balances
    have been reclassified to conform with the current period presentation.

(4) SHAREHOLDERS' EQUITY

    Shareholders' equity at December 31, 1996 and September 30, 1996 consisted of the following:


                                                                           (unaudited)        (audited)
                                                                          December 31        September 30
                                                                              1996              1996
                                                                          ------------      -------------
      Capital Stock
          Preferred Stock, par value $.01 per share,
              Series C, 110,603 shares issued and outstanding                      1                 1
          Common Stock, par value $.01 per share, with 8,550,890
              issued and 8,390,890 outstanding at December 31, 1996
              and September 30, 1996, respectively                                84                83

      Additional contributed capital                                          21,280            21,259
      Foreign currency translation adjustment                                    (74)              (53)
      Accumulated deficit                                                    (19,418)          (18,778)
                                                                          ----------         ---------
                                                                          $    1,873         $   2,512
                                                                          ==========         =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (IN 000S)

RESULTS OF OPERATIONS

Comparisons between the 1996 and 1995 periods should recognize the approximate 8% increase in the U.S. dollar against the German Deutsche Mark. The effect of such an increase will result in lower revenues, expenses and net loss.

REVENUE AND COST OF REVENUE
Revenue for the three months ended December 31, 1996 increased 23% to $2,486 from $2,029 for the comparable period. Revenue for the International Operations increased 13%, despite the strengthening U.S. dollar, as a result of increased demand caused by the departure of a major competitor. Revenue for the U.S. Operations nearly doubled resulting from the increased supply of recovered tissue for processing.

Gross margins increased to 42% from 32% for the comparable three month periods attributable to improved product mix in bioimplants and a reduction in the revenue generated from the less profitable sutures business.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased 6% to $544 from $511 for the three month periods ending December 31, 1996 and 1995, respectively. The majority of the increase is attributable to the employment of a new President and CEO in 1996 to replace the interim position.

DISTRIBUTION AND MARKETING
Distribution and marketing expenses increased 4% to $572 from $550 for the three month periods ending December 31, 1996 and 1995, respectively. The increase resulted from additional travel and marketing promotions required to achieve the increased revenues.

RESEARCH AND DEVELOPMENT
Research and Development expenses decreased 44% to $27 from $48 for the three month periods ending December 31, 1996 and 1995, respectively. The Company had elected to spend minimal amounts in both periods for new R&D activities.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 7% to $363 from $389 for the three
month periods ending December 31, 1996 and 1995, respectively.   The
depreciation and amortization would have remained constant over the past year if not for the effects of the strengthening U.S. dollar.

OTHER INCOME
Other income declined 85% to $8 from $54 for the three month periods ending December 31, 1996 and 1995, respectively. The Company recognized some non-operating savings in 1995 which were not expected to, and did not occur, in 1996.

INTEREST EXPENSE
Total interest expense declined 19% to $190 from $235 for the three month periods ending December 31, 1996 and 1995, respectively, primarily from the reduction in working capital borrowings in 1995 prior to the new Senior B loan and an overall reduction in interest rates.

ITEM 2. MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (IN 000S) CONTD.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was reduced to $1,603 as of December 31, 1996 from $2,004 at the fiscal year end. The Company maintains current working capital lines of credit totaling DM 1,500 (approximately $1,000) with three German banks. As of December 31, 1996, the Company had borrowed $302 against these lines.

The Company historically has significant cash expenditures in its first quarter associated with the payment of its semi-annual Mezzanine debt interest and the payment of an accrued thirteenth month salary to its German workforce. In the second quarter, the Company will either need to repay, or have its debtholders convert, nearly $1,000 of its Senior B loan or an additional 10% per annum interest will occur. Net cash used in operations were $441 and $793 for the three months ending December 31, 1996 and 1995, respectively. In the past, the Company has relied upon its available working capital lines and institutional investors to fund its operational cash flow, where needed. While the Company believes that it will return to positive cash flow in future quarters, there can be no assurances this will occur and, if not, whether existing sources will provide the needed capital resources.

                          PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.
        NONE.


ITEM 2. CHANGES IN SECURITIES
        NONE.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
        NONE.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        NONE.


ITEM 5. OTHER INFORMATION.
        The Company expects to relocate its corporate office in the third quarter of 1997 from Tampa, Florida to Parsippany, New Jersey. In anticipation of this relocation, the Company's Chief Financial Officer, Mr. David P. Nichols, announced his resignation effective February 25, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

 3.2**     Articles of Incorporation of Registrant

 3.3*      Articles of Amendment to Articles of Incorporation establishing Series A Preferred Stock

 3.4*      Articles of Amendment to Articles of Incorporation establishing Series B Preferred Stock

 3.5*      Articles of Amendment to Articles of Incorporation establishing Series C Preferred Stock

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


Date: February 12, 1997               BIODYNAMICS INTERNATIONAL, INC.


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