Form 10QSB
period 1997-03-31
BIODYNAMICS INTERNATIONAL INC
filed 1997-05-15
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB





(MARK ONE)

XX       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934.

For the period ended March 31, 1997 or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934.

For the transition period from       to      .
                              ------    -----

COMMISSION FILE NUMBER:                                         0-16128


                         BIODYNAMICS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                                                            59-3100165
(State or other Jurisdiction of                                                              (I.R.S. Employer
Incorporation or Organization)                                                             Identification No.)

1719 ROUTE 10, SUITE 314, PARSIPPANY, NEW JERSEY                                                        07054
(Address of Principal Executive Offices)                                                            (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:                                            (201) 359-8444

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

As of May 12, 1997 there were outstanding 8,550,890 shares of Biodynamics International, Inc. Common Stock, par value $.01.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                           (UNAUDITED)  (AUDITED)
                                             MARCH 31, SEPTEMBER 30,
                                               1997        1996
                                             --------  ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                $    35     $   531
    Accounts receivable                        2,217       2,373
    Inventories                                3,887       3,341
    Other current assets                         282         126
                                             -------     -------
                                               6,421       6,371

PROPERTY, PLANT AND EQUIPMENT, NET             3,346       3,824

INTANGIBLE AND OTHER ASSETS, NET               3,310       4,107
                                             -------     -------

TOTAL ASSETS                                 $13,077     $14,302
                                             =======     =======



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                         $   770     $   666
    Accrued interest                             452         442
    Other accrued expenses                     2,430       1,681
    Current portion of debt                    2,059       1,578
                                             -------     -------
                                               5,711       4,367

LONG-TERM DEBT                                 6,774       7,423

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                             592       2,512
                                             -------     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $13,077     $14,302
                                             =======     =======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                      SIX MONTHS ENDED     THREE MONTHS ENDED
                                      ----------------     ------------------
                                          MARCH 31              MARCH 31
                                          --------              --------
                                      1997        1996      1997       1996
                                     -------    -------    -------    -------
OPERATING REVENUES
     Revenue                         $ 4,624    $ 5,538    $ 2,138    $ 3,509
     Cost of Revenue                   2,729      3,658      1,291      2,277
                                     -------    -------    -------    -------
     Gross Margin                      1,895      1,880        847      1,232

OPERATING EXPENSES
     General and administrative        1,056      1,026        512        515
     Distribution and marketing        1,112      1,050        540        500
     Research and development            137        107        110         59
     Depreciation and amortization       695        822        332        433
                                     -------    -------    -------    -------
        Total                          3,000      3,005      1,494      1,507

OPERATING LOSS                        (1,105)    (1,125)      (647)      (275)

Reserve for prior year revenues          565       --          565      --
Other (income) expense, net             (315)      (138)      (307)       (84)
Interest expense                         352        357        162        180
Deferred interest expense               --           79      --           21
                                     -------    -------    -------    -------
     Total                               602        298        420        117

Loss before income taxes              (1,707)    (1,423)    (1,067)      (392)
                                     -------    -------    -------    -------

Income Taxes                            --         --         --         --
                                     -------    -------    -------    -------

NET LOSS                             $(1,707)   $(1,423)   $(1,067)   $  (392)
                                     =======    =======    =======    =======

Average common shares outstanding      8,451      7,987      8,551      7,987
                                     =======    =======    =======    =======

Net loss per share                   $ (0.20)   $ (0.18)   $ (0.12)   $ (0.05)
                                     =======    =======    =======    =======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                           SIX MONTHS ENDED MARCH 31,
                                                           --------------------------
                                                                1997      1996
                                                                ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(1,707)   $(1,423)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                   883        994
  Deferred interest expense                                      --           79
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                           (36)      (182)
    Inventories                                                  (892)       377
    Prepaid expenses and other current assets                    (129)      (120)
    Accounts payable and accrued expenses                        1129       (336)
                                                              -------    -------
         Net cash used in operating activities                   (752)      (611)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                     (43)       (14)
    Decreases in intangible and other assets                       26         30
                                                              -------    -------
        Net cash provided by (used in) investing activities       (17)        16

CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of stock                                            22       --
      Proceeds from short-term borrowings                         782         91
      Repayment of short-term borrowings                         (205)      (313)
      Proceeds from long-term borrowings                         --        1,263
      Repayment of long-term debt                                (248)       (38)
                                                              -------    -------
         Net cash provided by financing activities                351      1,003

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (78)       (12)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (496)       396

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  531        184
                                                              -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    35    $   580
                                                              =======    =======
--------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid                                             $   342    $   361
                                                              =======    =======



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                          (IN 000S, EXCEPT SHARE DATA)

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

(2)      SIGNIFICANT ACCOUNTING POLICIES
         In the opinion of management, the accompanying unaudited consolidated financial statements of Biodynamics International, Inc. and the unaudited results of operations and cash flows for the period ended March 31, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis, and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1996. Significant accounting policies of the Company are presented below.


         FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. The translation of the subsidiary's operations reflect a strengthening of the U.S. dollar against the Deutsche Mark to an average exchange rate of DM 1.59 from DM 1.45 for the six months ended March 31, 1997 and 1996, respectively.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

         RECLASSIFICATIONS. Certain prior period financial statement balances have been reclassified to conform with the current period presentation.

(3)      SHAREHOLDERS' EQUITY

         Shareholders' equity at March 31, 1997 and September 30, 1996 consisted of the following:

                                                                      (unaudited)  (audited)
                                                                       March 31   September 30
                                                                         1997         1996
                                                                       --------   ------------
        Capital Stock
          Preferred Stock, par value $.01 per share,
                Series C, 110,603 shares issued and outstanding               1           1
          Common Stock, par value $.01 per share, with 8,550,890
          issued and 8,390,890 outstanding at March 31, 1997 and
                September 30, 1996, respectively                             84          83

        Additional contributed capital                                   21,280      21,259
        Foreign currency translation adjustment                            (288)        (53)
        Accumulated deficit                                             (20,485)    (18,778)
                                                                       --------    --------
          Total Stockholders' Equity                                   $    592    $  2,512
                                                                       ========    ========

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparisons between the 1997 and 1996 periods should recognize the approximate 10% increase in the U.S. dollar against the German Deutsche Mark. The effect of such a decline results in lower revenues, expenses and net loss.

NET LOSS
Net loss for the second quarter ended March 31, 1997 totaled $1,067,000 or $0.12 per share compared to $392,000 or $0.05 per share for the same period a year ago. The net loss for the six months ended March 31, 1997 was $1,707,000 or $0.20 per share compared to $1,423,000 or $0.18 per share for the same period a year ago.

These results were impacted by the Japanese Ministry of Health banning the use of human dura mater tissue and ordering a product recall in response to a recommendation from the United Nation's World Health Organization. In response, the Company has requested a recision of this statement. As a result of this action, the Company charged March results with gross margin reserves of approximately $450,000 for current year revenues and $565,000 for prior year revenues.

REVENUE AND COST OF REVENUE
Revenue for the six months ended March 31, 1997 decreased 17% to $4,624,000 from $5,538,000 for the comparable period. Revenue for the three months ended March 31, 1997 decreased 39% to $2,138,000 from $3,509,000 for the comparable period. The decrease is largely the result of reserves of approximately $750,000 for current year revenues established during the fiscal second quarter in connection with the ban of human dura mater tissue.

Gross margins increased to 41% from 34% for the comparable six month periods, and to 40% from 35% for the comparable three month periods. These increases are attributable to an improved product mix in bioimplants and a reduction in revenue from the less profitable sutures business.

GENERAL AND ADMINISTRATIVE
General and administrative expenses remained virtually unchanged for the six and three month periods ended March 31, 1997.

DISTRIBUTION AND MARKETING
Distribution and marketing expenses increased 6% to $1,112,000 and 8% to $540,000 for the six and three month periods ending March 31, 1997, respectively, despite the currency fluctuation. The increases resulted from additional travel and marketing promotions.

RESEARCH AND DEVELOPMENT
Research and development expenses increased 28% to $137,000 and 86% $110,000 for the six and three month periods ending March 31, 1997 respectively, despite the currency fluctuation. These increases are the result of expanded efforts to develop new products.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 15% to $695,000 and 23% to $332,000 for the six and three month periods ending March 31, 1997, respectively, despite the currency fluctuation. The Company recognized $2,183,000 in 1995 for the evaluation of certain worldwide patents. As a result of the 1995 write down, current and future years' charges have declined.

OTHER INCOME
Other income increased to $315,000 from $138,000 for the six month period ended March, 1997. For the three month period ended March 31, 1997, other income rose to $317,000 from $84,000, both primarily due to foreign currency exchange gains.

INTEREST EXPENSE
Total interest expense remained essentially the same for the six month period ended March 31, 1997, while declining 9% to $162,000 for the three months ended March 31, 1997 primarily from a reduction in interest rates.

LIQUIDITY AND CAPITAL RESOURCES
The Company's working capital was reduced to $709,000 as of March 31, 1997 from $2,004,000 at September 30, 1996. The Company maintains current working capital lines of credit totaling DM 1,500,000 (approximately $870,000) with three German banks. At March 31, 1997, the Company had borrowed $646,000 against these lines.

Net cash used in operations was $752,000 and $611,000 for the six months ended March 31, 1997 and 1996, respectively. In the past, the Company has relied upon its available working capital lines and institutional investors to fund its operational cash flow, where needed. While the Company believes that it will return to positive cash flow in future quarters, there can be no assurances this will occur and, if not, whether existing sources will provide the needed capital resources.

PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
          None.


ITEM 2.   CHANGES IN SECURITIES
          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          The Company's Annual Meeting of Shareholders was held on April 29, 1997 for the following purposes:

     1. To elect five directors to hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

     2. To approve the appointment of Deloitte and Touche, LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 1997.

     3. To transact such other business as may properly come before the meeting or any adjournment thereof.

     The results of the shareholder's vote were as follows:

                                              For                   Against/Withheld                   Abstain
                                              ---                   ----------------                   -------
     1. Directors:
     G. Russell Cleveland                   7,426,142                    50,750
     Charles C. Dragone                     7,418,042                    58,850
     Karl H. Meister                        7,423,065                    53,827
     Elroy G. Roelke                        7,408,392                    68,500
     Laurie Rostron                         7,425,142                    51,750

     2.   Approve the Appointment of Accountants:

                                             For                   Against/withheld          Abstain
                                             ---                   ----------------          -------
                                           7,427,882                    21,850                27,160

     3.   No other business came before the meeting.

ITEM 5.  OTHER INFORMATION.

     On May 1, 1997, the Company relocated its corporate office to Parsippany, New Jersey from Tampa, Florida

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
--------

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


REPORTS ON FORM 8-K

           On April 11, 1997, the Company filed a Form 8K with the Commission and NASDAQ.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 12, 1997                         BIODYNAMICS INTERNATIONAL, INC.


                                           /s/ Karl H. Meister
                                           -------------------------------------
                                           President and Chief Executive Officer



                                           /s/ Nicholas A. Frungillo, Jr.
                                           -------------------------------------
                                           Chief Financial Officer