Form 10QSB
period 1997-06-30
BIODYNAMICS INTERNATIONAL INC
filed 1997-08-14
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB





(MARK ONE)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the period ended June 30, 1997 or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from _____ to _____.




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

As of August 14, 1997 there were outstanding 8,390,890 shares of Biodynamics International, Inc. Common Stock, par value $.01.

PART I.    FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS.




                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                         (UNAUDITED)         (AUDITED)
                                                                           JUNE 30,        SEPTEMBER 30,
                                                                             1997             1996
                                                                      ----------------  ----------------
 ASSETS

 CURRENT ASSETS
    Cash and cash equivalents                                             $      495       $      531
    Accounts receivable                                                        1,450            2,373
    Inventories                                                                3,698            3,341
    Other current assets                                                         428              126
                                                                          ----------       ----------
                                                                               6,071            6,371

 PROPERTY, PLANT AND EQUIPMENT, NET                                            3,135            3,824

 INTANGIBLE AND OTHER ASSETS, NET                                              2,880            4,107
                                                                          ----------       ----------

 TOTAL ASSETS                                                             $   12,086       $   14,302
                                                                          ==========       ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                                                      $      592       $      666
    Accrued interest                                                             707              442
    Other accrued expenses                                                     1,872            1,681
    Credit facility                                                              771               --
    Current portion of debt                                                    2,378            1,578
                                                                          ----------       ----------
                                                                               6,320            4,367


 LONG-TERM DEBT                                                                6,482            7,423

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY                                                           (716)           2,512
                                                                          ----------       ----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $   12,086       $   14,302
                                                                          ==========       ==========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)




                                        NINE MONTHS ENDED         THREE MONTHS ENDED
                                        -----------------         ------------------
                                             JUNE 30                    JUNE 30
                                             -------                    -------

                                         1997         1996         1997         1996
                                         ----         ----         ----         ----
OPERATING REVENUES
   Revenue                              $ 6,706      $ 8,722       $ 2,082      $ 3,184
   Cost of Revenue                        4,287        5,508         1,558        1,850
                                        -------      -------       -------      -------
   Gross Margin                           2,419        3,214           524        1,334


OPERATING EXPENSES
   General and administrative             1,687        1,772           631          746
   Distribution and marketing             1,748        1,578           636          528
   Research and development                 207          191            70           84
   Depreciation and amortization          1,020        1,172           325          350
                                        -------      -------       -------      -------
       Total                              4,662        4,713         1,662        1,708

OPERATING LOSS                           (2,243)      (1,499)       (1,138)        (374)

Reserve for prior year revenues             551            -           (14)           -
Other (income) expense, net                (312)        (142)            3           (4)
Interest expense                            693          590           341          202
Deferred interest expense                     -           48             -            -
                                        -------      -------       -------      -------
       Total                                932          496           330          198

Loss before income taxes                 (3,175)      (1,995)       (1,468)        (572)

Income taxes                              -----        -----         -----        -----
                                        -------      -------       -------      -------
NET LOSS                                $(3,175)     $(1,995)      $(1,468)       $(572)
                                        =======      =======       =======        =====



Average common shares outstanding     8,390,890    8,070,237     8,390,890    8,237,407
                                      =========    =========     =========    =========

Net loss per share                       $(0.38)      $(0.25)       $(0.17)      $(0.07)
                                         ======       ======        ======       ======





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    NINE MONTHS ENDED JUNE 30,
                                                                                   ----------------------------
                                                                                      1997             1996
                                                                                  ------------     ------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                      $ (3,175)        $ (1,995)
   Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                    1,298            1,434
   Stock issued for services/expenses                                                  20               21
   Deferred interest expenses                                                         235               48
   Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                                              696             (714)
     Inventories                                                                     (812)             925
     Prepaid expenses and other current assets                                       (291)             (73)
     Accounts payable and accrued expenses                                            733             (358)
                                                                                 --------         --------
     Net cash used in operating activities                                         (1,296)            (712)

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment
   Decreases in intangible and other assets                                           (68)             (21)
   Net cash provided by (used in) investing activities                                 26               29
                                                                                 --------         --------
                                                                                      (42)               8
 CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of stock                                                                   22            4,885
   Proceeds from short-term borrowings                                              1,771               90
   Repayment of short-term borrowings                                                (205)            (728)
   Proceeds from long-term borrowings                                                  --            1,445
   Repayment of long-term debt                                                       (261)          (4,160)
   Preferred dividends paid                                                            --             (791)
                                                                                 --------         --------
   Net cash provided by financing activities                                        1,327              741

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (25)              (5)

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (36)              32

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     531              184
                                                                                 --------         --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 495            $ 216
                                                                                 ========         ========

                                            SUPPLEMENTAL CASH FLOW DISCLOSURES

  Interest paid                                                                     $ 428            $ 618
                                                                                 ========         ========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                          (IN 000S, EXCEPT SHARE DATA)




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



(2) SIGNIFICANT ACCOUNTING POLICIES
    In the opinion of management, the accompanying unaudited consolidated financial statements of Biodynamics International, Inc. and the unaudited results of operations and cash flows for the period ended June 30, 1997 and 1996, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis, and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1996. Significant accounting policies of the Company are presented below.

    FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. The translation of the subsidiary's operations reflect a strengthening of the U.S. dollar against the Deutsche Mark to an average exchange rate of DM 1.63 from DM 1.59 for the nine months ended June 30, 1997 and 1996, respectively.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

    RECLASSIFICATIONS. Certain prior period financial statement balances have been reclassified to conform with the current period presentation.




(3) SHAREHOLDERS' EQUITY

    Shareholders' equity at June 30, 1997 and September 30, 1996 consisted of the following:




                                                                          (unaudited)         (audited)
                                                                           June 30           September 30
                                                                             1997               1996
                                                                         -------------     --------------
      Capital Stock
          Preferred Stock, par value $.01 per share,
              Series C, 110,603 shares issued and outstanding                      1                   1
          Common Stock, par value $.01 per share, with 8,390,890
             issued and outstanding at June 30, 1997 and 8,338,240
             September 30, 1996, respectively                                     84                  83

      Additional contributed capital                                          21,300              21,259

      Foreign currency translation adjustment                                   (148)                (53)

      Accumulated deficit                                                    (21,953)            (18,778)
                                                                           ----------         ----------
      Total Stockholder's Equity                                        $       (716)        $     2,512
                                                                        =============        ============

(4)  SUBSEQUENT EVENTS

On July 1, 1997, the Company settled the litigation with the former owner of its German subsidiary. The settlement agreement cancels approximately $1.6 million of debt, based upon current exchange rates, including accrued interest, due from Biodynamics to the former owner. Cancellation of this debt will result in a direct increase in equity.

As of July 31, 1997, the holders of the Senior B debt agreed to convert their debt holdings, including accrued interest and the redemption fee, totaling approximately $1,588,000 into 12,455 shares of Series C Preferred Stock, which is convertible into approximately 1,868,000 shares of the Common Stock of the Company.

The pro forma impact on the June 30, 1997 financial statements are represented in the following table:

    (In thousands)           June 30, 1997     Pro Forma Adjustments     Pro Forma
    --------------           -------------     ---------------------     ---------
Current Assets                    6,071                                    6,071

Total Assets                     12,086                                   12,086

                                                 (1) (1,663)
Current Liabilities               6,320          (2)   (283)               4,374

Long-Term Debt                    6,482          (2) (1,022)               5,460

                                                 (1)  1,663
Shareholders Equity                (716)         (2)  1,305                2,252

                                                 (1)  1,663
Net Income                       (3,175)         (3)   (283)              (1,795)

(1)  Settlement of litigation with the former owners of the German subsidiary.
(2) Conversion of Senior "B" debt, including accrued interest, into common stock.
(3)  Represents loss resulting from conversion of Senior "B" debt.

These statements have been prepared on the basis that the Company will continue as a going concern and do not reflect any adjustments that might be necessary if prepared on a liquidation basis.

During July, 1997, the holders of the Company's Mezzanine debt agreed to waive certain financial covenants to the loan agreement. The Company is in compliance with the modified covenants at June 30, 1997. The amounts outstanding under the Mezzanine debt including accrued interest are approximately $4,200,000.

At June 30, 1997, the Company's cash on hand totaled $495,000 and it had negative capital of $249,000. Based upon current operations, the working capital of the Company would be completely exhausted prior to the end of August, 1997. The Company is currently in discussions with its investors to secure additional working capital but no assurance or guarantees can be given that funds will be advanced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparisons between the 1997 and 1996 periods should recognize the approximate 14% increase in the U.S. dollar against the German Deutsche Mark. The effect of such a decline results in lower revenues, expenses and net loss.

NET LOSS
Net loss for the third quarter ended June 30, 1997 totaled $1,468,000 or $0.17 per share compared to $572,000 or $0.07 per share for the same period a year ago. The net loss for the nine months ended June 30, 1997 was $3,175,000 or $0.38 per share compared to $1,995,000 or $0.25 per share for the same period a year ago.

These results were impacted by the Japanese Ministry of Health banning the use of human dura mater tissue and ordering a product recall in response to a recommendation from the United Nation's World Health Organization. As a result of this action, the Company charged year-to-date results with gross margin reserves of approximately $450,000 for current year revenues and $565,000 for prior year revenues.

REVENUE AND COST OF REVENUE
Revenue for the nine months ended June 30, 1997 decreased 23% to $6,706,000 from $8,722,000 for the comparable period. Revenue for the three months ended June 30, 1997 decreased 35% to $2,082,000 from $3,184,000 for the comparable period. The decrease is largely the result of reserves of approximately $750,000 for current year revenues established during the fiscal second quarter in connection with the ban of human dura mater tissue and the continued Japanese Ban/Italian Moratorium.

Gross margins decreased to 36% from 37% for the comparable nine month periods, and to 25% from 42% for the comparable three month periods. These decreases are primarily attributable to an unfavorable product mix in international operations and unabsorbed overhead in U.S. operations.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 5% to $1,687,000 and 15% to $631,000 for the nine and three months ended June 30, 1997 respectively. The decrease is primarily the result of staff reductions.

DISTRIBUTION AND MARKETING
Distribution and marketing expenses increased 11% to $1,748,000 and 20% to $636,000 for the nine and three month periods ending June 30, 1997. The increases resulted from additional travel and marketing promotions as well as expenses associated with the hiring of a Marketing Director.

RESEARCH AND DEVELOPMENT
Research and development expenses increased 8% to $207,000 for the nine periods ending June 30, 1997. This increase is the result of expanded efforts to develop new products. The three month period ending June 30,1997, declined 17% to $70,000.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 13% to $1,020,000 and 7% to $325,000 for the nine and three month periods ending June 30, 1997, respectively.

OTHER INCOME/EXPENSES, NET
Other income, net, increased to $312,000 from $142,000 for the nine month period ended June 30, 1997. The three month period ended June 30, 1997, reported other expenses, net, of $3,000 in 1997 versus other income, net, of $4,000 in 1996. The increase is primarily net other income resulting from the sale of a portion of the suture business which occurred in the second fiscal quarter of 1997.

INTEREST EXPENSE
Total interest expense increased 17% to $693,000 from $590,000 for the nine month period ended June 30, 1997 and 1996, and grew 69% to $341,000 from $202,000 for the three months ended June 30, 1997, primarily due to a redemption fee payable on the Company's Senior B loans.

LIQUIDITY AND CAPITAL RESOURCES
The Company had negative working capital of $249,000 as of June 30, 1997 as compared to $2,004,000 at September 30, 1996. The Company maintains current working capital lines of credit totaling DM 1,860,000 (approximately
$1,065,000) with three German banks. At June 30, 1997, the Company had borrowed DM 1,346,000 against these lines. During the fiscal third quarter of 1997, the Company secured a short-term loan of $1,000,000 from an institutional investor to bridge its working capital. This note matures on September 30, 1997. The Company and the institutional investors are actively discussing a modification of the terms and maturity date.

Net cash used in operations was $1,296,000 and $712,000 for the nine months ended June 30, 1997 and 1996, respectively. In the past, the Company has relied upon its available working capital lines and institutional investors to fund its operational cash flow, where needed. Based upon current operations, the working capital of the Company would be exhausted prior to the end of August, 1997. The Company has been actively seeking the cooperation of its institutional investors in providing the required capital and in converting existing debt to equity. Agreements have been secured to convert a portion of the debt to equity, and discussions related to the conversion of the balance of debt and infusion of capital are continuing.

While the Company will continue to pursue the additional funding, there can be no assurances that such funding can be secured on a timely basis. Failure to secure additional capital will have a materially adverse effect on the Company, which could result in a curtailment of operations prior to the end of August 1997. An infusion of additional capital and conversion of existing debt to equity is likely to result in significant dilution to existing shareholders.

During July 1997, the Holders of the Company's Mezzanine debt agreed to waive certain financial covenants to the loan agreement. The Company is in compliance with the modified covenants at June 30, 1997. The amounts outstanding under the Mezzanine debt including accrued interest was approximately $4,200,000.

PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.
            None.


ITEM 2.   CHANGES IN SECURITIES
            None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

During July 1997, the holders of the Company's Mezzanine debt agreed to waive certain financial covenants to the loan agreement. The Company is in compliance with the modified covenants at June 30, 1997. The amounts outstanding under the Mezzanine debt including accrued interest was approximately $4,200,000.

ITEM 4.  NONE

ITEM 5.  OTHER INFORMATION.

On June 27, 1997, effective July 31, 1997, Nicholas A. Frungillo, Jr., resigned as Chief Financial Officer of the Company to pursue other business opportunities. Mr. Peter J. Finnerty joined the Company on July 15, 1997 and was elected Chief Financial Officer on July 31, 1997.

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

 3.5*      Articles of Amendment to Articles of Incorporation establishing Series C Preferred Stock

10.18*     Joint Venture Agreement between Biodynamics, Inc. And Texas Medical Products dated November 1, 1990.

10.19*     Partnership Agreement between Biodynamics International, Inc. And Corin Medical Products dated September 2,
           1992

10.20***   Purchase Agreement between Biodynamics International (Deutschland) GmbH and Pfrimmer-Viggo GmbH & Co., KG.

10.21***   Convertible Debenture Loan Agreement between Biodynamics International, Inc. as Borrower and Renaissance
           Capital Partners, II, Ltd. Frail, Revy Investment Co., Inc.

10.22***   Convertible Debenture, Renaissance Capital Partners II, Ltd.

10.23***   Convertible Debenture, Frail, Revy Investment Co., Inc.

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

REPORTS ON FORM 8-K

           Report on litigation settlement filed on July 2, 1997.
           Report on working capital negotiations filed on August 5, 1997.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BIODYNAMICS INTERNATIONAL, INC.

        Date: August 14, 1997            /s/ Karl H. Meister
                                         --------------------------------------
                                         President and Chief Executive Officer

        Date: August 14, 1997            /s/ Peter J. Finnerty
                                         --------------------------------------
                                         Chief Financial Officer