Form 10KSB
period 1997-09-30
BIODYNAMICS INTERNATIONAL INC
filed 1998-02-11
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

(Mark One)
[X]  Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934
For the fiscal year ended September 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number:  0-16128

                        BIODYNAMICS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

            FLORIDA                                     59-3100165
    (State of Incorporation)                          (IRS Employer
                                                    Identification No.)

                  1719 ROUTE 10, PARSIPPANY, NEW JERSEY 07054
               (Address of Principal Executive Offices, Zip Code)

                                 (973) 359-8444
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 1997 were $8,691,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 1,664,374 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $1,880,743.00 as of January 30, 1998.

As of January 30, 1998, there were approximately 5,313,810 shares outstanding of the issuer's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----
                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
         The discussion contained in this annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the issuer's fiscal year ended September 30, 1997 (this "Report"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Biodynamics International, Inc., a Florida corporation, was formed in 1985, and with its consolidated subsidiaries (collectively, the "Company" or "Biodynamics"), the Company is engaged in the business of tissue processing and distributing worldwide, specialty surgical products for neuro, orthopedic, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts"), utilizing its patented Tutoplast(R) process of tissue preservation, for distribution to hospitals and surgeons. The Company also manufactured and distributed surgical sutures internationally. That business was discontinued as of September 30, 1997, due to unsatisfactory profitability.

         The Company's wholly-owned subsidiary, Biodynamics International (Deutschland) GmbH, designs, develops, processes, manufactures, markets, distributes and sells specialty surgical products and services to over 40 countries through a worldwide distribution network. Biodynamics International (United States), Inc. was formed in 1994 and processes allografts for the U.S. market. In addition to its core business, the Company has a 50% joint venture interest in Advanced Haemotechnologies ("AHT"), a manufacturer of blood transfusion and filtration equipment and, until August 15, 1995, had a 51% interest in Corin Orthopedic Products, a Florida general partnership and a domestic distributor of orthopedic equipment ("Corin"). The interest in Corin was sold to the joint venture partner in order to raise working capital for the Company's allograft business.

         The Company's corporate headquarters are in Parsippany, New
Jersey, with international executive offices in Erlangen, Germany and processing and manufacturing facilities in Alachua, Florida and Neunkirchen, Germany.

         The Company contracts with independent Tissue Banks and procurement organizations to provide donated human tissue for processing under the Company's patented Tutoplast(R) process. The Tutoplast(R) process utilizes solvent dehydration and chemical inactivation which is applied to two types of preserved allografts: soft tissue; consisting of dura mater, fascia lata, fascia temporalis, pericardium, ligaments, tendons and cartilage, and hard tissue; consisting of various configurations of cancellous and cortical bone material. Processed dura mater, pericardium, and fascia lata are collagenous tissue, used to repair, replace or line native connective tissue primarily in neurosurgery, ophthalmology, otorhinolaryngology, plastic and reconstructive surgeries, while ligaments, tendons and cartilage are used primarily in orthopedic surgeries. In the U.S. market, dura mater is used in neurosurgeries only. Processed bone material is used in a wide variety of applications in neuro and orthopedic surgeries. All processed tissues have a shelf life of several years and require minimal time for rehydration. In Germany, the Company processes both hard and soft tissues. In the U.S., the Company currently processes only soft tissues.

         Management is not aware of any documented cases of disease transmission, tissue rejection or infection attributable to Tutoplast(R) processed allografts in over 750,000 implants performed in the past 25 years.

         The Tutoplast(R) process utilizes a technique which dehydrates the tissue and treats it with agents shown to inactivate viruses such as hepatitis and HIV, the virus which causes AIDS, to render the allografts safe for the recipient. Dehydrating the tissue gently is important to keep the tissue's structure intact. Methods used by other processors of human tissue include freeze-drying, deep freezing or cryopreservation. Soft tissue is also treated with chemicals shown to be effective against the organism responsible for Creutzfeldt-Jakob Disease (CJD) and other slow viruses. Over a period of several weeks, tissues are soaked and washed in a series of aqueous solutions and solvents, removing water and substances that could cause rejection or allergic reaction. Once packaged, tissues are terminally sterilized by low dosage radiation.

         The 1997 Recapitalization

         Major Events Affecting 1997 Results

         The most important tissue processed and distributed by the Company is human dura mater. In March 1997, the World Health Organization issued a press release on the results of a Consultation on Spongiform Encephalopathy (the "March 1997 Consultation"), recommending that dura mater no longer be used for neurosurgery. Following this press release, Japan elected to ban the use of all dura mater tissues. Japan was the Company's largest market. Italy also banned the use of dura mater. This action was with neither scientific base nor incident related to the Company's Tutoplast(R) implants, and the Company is taking steps to have the ban rescinded. The March 1997 Consultation, and the Italian and Japanese bans on the use of dura mater, had a material adverse effect on the 1997 financial results of the Company. For the nine months ended June 30, 1997, the Company experienced a net loss of $3,175,000 or $0.38 per share, compared to a net loss for the same period a year ago of $1,995,000 or $0.25 per share, negative working capital of $249,000, and total negative stockholders equity of $716,000. Based upon current operations, the Company projected in July 1997 that its working capital would be exhausted by the end of August.

         In September 1997, the World Health Organization qualified its recommendation of the March 1997 Consultation, stating that if dura mater is used, only material which is from non-pooled sources, originating from carefully screened donors, and subjected to validated inactivation treatment should be considered. All processed dura mater provided by Biodynamics meets these safety requirements. Subsequent to the March 1997 Consultation, the German Ministry of Health and the United States ("U.S.") Food and Drug Administration ("FDA") assessed the safety of dura mater for use in neurosurgery and both concluded that such tissue could be used, if appropriate safety measures are observed.

         The Recapitalization Agreement

         In the past, the Company has relied upon its available lines of credit and institutional investors to fund operational cash flow, when needed. However, to overcome the financial difficulties resulting from the loss of business that resulted from the March 1997 Consultation and the resulting bans of dura mater in Japan and Italy, the Board of Directors of the Company (the "Board of Directors" or "Board") initiated a significant restructuring of the Company's capitalization, to address not only the immediate working capital shortage, but as a long term approach to secure also the financial position of the Company (the "Recapitalization").

         The Company sought the cooperation of its institutional investors to provide immediate capital, and to convert the Company's existing preferred stock and debt into equity. On August 29, 1997, the Company reached such an agreement (the "Recapitalization Agreement") with several of its institutional investors, including Renaissance Capital Partners II, Ltd. ("Renaissance"), NatWest Ventures (Investments) Ltd. ("NatWest"), and Kleinwort Benson European Mezzanine Fund L.P. ("Kleinwort Benson"), (NatWest and Kleinwort Benson collectively referred to as the "Mezzanine Lenders"), (these named institutional investors are collectively referred to herein as, the "Institutional Investors").

         Pursuant to the Recapitalization Agreement, the Institutional Investors, holding a majority of the Company's Series C Preferred Stock (the "Series C Stock"), agreed to approve certain amendments to the terms of such stock, which would allow the Company to immediately convert the Series C Stock into shares of the Company's common stock, par value $.01 per share (the "Common Stock"). The operative changes to the terms of the Series C Stock were the deletion of its anti-dilution provisions, and the authorization of the Board of Directors to mandatorily convert all of the Series C Stock into Common Stock (the "Amendments"). On September 16, 1997, the Amendments were duly approved at a special meeting of the holders of the Series C Stock, and on September 22, 1997 the Board of Directors took action to convert all of the outstanding shares of Series C Stock, in the aggregate, into (i) 18,484,200 shares of Common Stock, and (ii) three-year warrants to purchase an additional 18,484,200 shares of Common Stock for $4,621,050 (the "Series C Warrants"), (the conversion described in this paragraph hereinafter referred to as the "Series C Conversion").

         In the Series C Conversion, Renaissance received 5,475,600 shares of Common Stock, and a Series C Warrant to purchase approximately 5,475,600 additional shares of Common Stock for $1,368,900. The Mezzanine Lenders received, in exchange for their Series C Stock, an aggregate of 3,436,500 shares of Common Stock, and Series C Warrants to purchase 3,436,500 additional shares of Common Stock for $859,125. The remaining holders of Series C Stock, in the aggregate, received 9,572,100 shares of Common Stock, and Series C Warrants to purchase 9,572,100 additional shares of Common Stock for $2,393,000.

         In addition to the Series C Conversion, the Recapitalization Agreement contained agreements relating to the conversion of certain loans from the Mezzanine Lenders into equity. Specifically, the Mezzanine Lenders agreed to exchange their loans to the Company's German subsidiary, totaling, in the aggregate, approximately $4,100,000 in principal and accrued interest as of August 1997, (the "Mezzanine Loans"), for 26,263,010 shares of Common Stock, which exchange occurred in December 1997.

         Also pursuant to the Recapitalization Agreement, Renaissance agreed to lend the Company additional funds, for working capital purposes, which additional funds were provided on September 16, 1997 (the September 1997 loan, together with a June 1997 loan to the Company from Renaissance, is hereinafter referred to as the "Bridge Loan"). The original principal amount of the Bridge Loan totaled approximately $2,035,928, with interest on the principal balance at the rate of 12% per annum, and a maturity date of December 31, 1997. Renaissance further agreed to reduce the interest on the Bridge Loan, and to extend its maturity date, in exchange for (i) a five-year debenture, convertible into 44,132,309 shares of Common Stock, and (ii) a warrant, exercisable at $2,015,991, to purchase 8,063,963 shares of Common Stock (the "Bridge Loan Warrant").

         On November 11, 1997, the Bridge Loan was replaced with a Convertible Debenture Loan Agreement by and between the Company and Renaissance (the "Loan Agreement"). Pursuant to the Loan Agreement, Renaissance reduced the interest rate of the former Bridge Loan (totaling $2,074,081 in principal and earned interest as of November 11, 1997) to 9% per annum, and extended the maturity date to November 11, 2002 (the "Loan"). Overdue principal and interest due under the Loan Agreement will bear interest at a rate of 12% per annum. The Loan is convertible, at Renaissance's option, in whole or in part, into $2,074,081 of Common Stock, at a conversion price of $0.4699688 per share (subject to adjustment and a maximum rate), pursuant to the terms of the Loan Agreement and the 9% Convertible Debenture issued to Renaissance on November 11, 1997 (the "Debenture"). Under the Loan Agreement, Renaissance has certain demand and piggy-back rights for the registration of shares issued upon conversion of the Debenture with the Securities & Exchange Commission. Under certain conditions, the Company may redeem the Debenture, in whole, at 120% of the then outstanding principal amount of the Loan. If the Debenture is not redeemed or converted by July 1, 1999, the Company shall pay Renaissance mandatory monthly principal redemption installments in the amount of Ten Dollars ($10) per Thousand Dollars ($1000) of the then remaining principal amount of the Debenture Loan. The Company's obligations under the Loan Agreement and the Debenture are secured by all of the assets of the Company pursuant to amendments to the security agreements and a stock pledge agreement executed in connection with the former Bridge Loan.

         As a result of the Recapitalization Agreement, and assuming the exercise of all of the Series C Warrants, the Bridge Warrant and the Debenture, Renaissance, NatWest, and Kleinwort Benson acquired beneficial ownership of approximately 51.0%, 15.5% and 11.3% of the outstanding Common Stock of the Company, respectively. Similarly, assuming the exercise of all of the Series C Warrants, the Bridge Warrant and the Debenture, the Company's non-affiliated public shareholders hold, in the aggregate, approximately 21.1% of the outstanding Common Stock of the Company.

         The Reverse Stock Split

         Assuming the exercise of all of the Series C Warrants, the Bridge Warrant and the Debenture, there could have been 123,818,572 issued and outstanding shares of the Company's Common Stock. It would have been necessary to increase the number of shares authorized in the Company's Articles of Incorporation. However, the Board of Directors believed that 123,818,572 outstanding shares of Common Stock would be disproportionately large relative to the Company's present market capitalization. If such a great volume of shares were outstanding, the Company's earnings per share could only be affected by significant changes in its net earnings. Given a smaller number of outstanding shares, management would be more likely to see its efforts reflected in any future earnings per share of the Company. In addition, the Board of Directors considered the market price for the Common Stock, which ranged from $0.50 to $1.22 per share during the first six months of the calendar year 1997. On October 15, 1997, the closing bid and asked price for the shares of Common Stock was $0.28 and $0.37, respectively. The Board concluded that current per share market prices of the Common Stock may be impairing its acceptability by the investment community. Accordingly, the Board of Directors did not propose to the shareholders an increase in the number of authorized shares of Common Stock. Instead, it recommended that shareholders approve a one-for-ten reverse stock split (the "Reverse Split"). At a special meeting of the Company's shareholders on November 10, 1997, the Reverse Split was duly approved.

         The following table illustrates the principal effects of the Reverse Split on the number of shares of Common Stock in each of the following categories:

                                                                    Prior to Reverse Split    After Reverse Split
                                                                    ----------------------    -------------------
Authorized  . . . . . . . . . . . . . . . . . . . . . . . . .              30,000,000           30,000,000
Outstanding (as of November 10, 1997) . . . . . . . . . . . .              26,875,090            2,687,509
Reserved for future issuance under Option Plans . . . . . . .               2,000,000            2,000,000*
Reserved for issuance under Management
    Compensation Plan   . . . . . . . . . . . . . . . . . . .                 500,000              500,000*
Reserved for issuance upon exercise of
    Series C Warrants   . . . . . . . . . . . . . . . . . . .              18,484,200            1,848,420
Reserved for issuance upon conversion of Debenture
    and exercise of Bridge Warrant  . . . . . . . . . . . . .              52,196,272            5,219,628
Available for future issuance (after giving effect
       to the above reservations)                                                               17,744,443

--------
* Shareholders approved increases in the number of shares subject to the Company's stock option plan and Management Compensation Plan to 2,000,000 shares and 500,000 shares, respectively.

         Effects of the Recapitalization

         Taking into consideration the dilutive effects of the Recapitalization Agreement on the Company's public shareholders, the Board of Directors concluded that the Recapitalization, through the conversion of $15,711,570 of preferred stock into common in the Series C Conversion, the conversion of more than $6,000,000 of mezzanine and bridge loan debt into equity, and reduction in the number of outstanding common shares by operation of the Reverse Split, was necessary, and in the best interests of the Company and all of its shareholders. The Company has emerged from the Recapitalization with a stronger balance sheet, and a very significantly reduced interest burden. The Board believes that the Recapitalization has positively positioned Biodynamics for the future. While the Company continues in its efforts to reverse the bans on dura mater tissue in Japan and Italy, and further believes that it can successfully recover from the loss of business that resulted from the damaging statements made by the World Health Organization in March, there can be no assurances that other countries will not invoke a ban on dura mater in the future.

         Manufacturing and Processing

         All of the Company's allografts are prepared, preserved and processed utilizing Biodynamics' proprietary manufacturing process, Tutoplast(R), which is applied to donor tissue that has been obtained from approved tissue procurement organizations and institutions. Although several operations are automated, most of the process is manual and relies on trained, highly skilled personnel. The entire process, including packaging and sterilization, takes place under controlled conditions. All incoming, untreated tissue is cross-checked with the appropriate donor protocol and stored in special cold-storage rooms or refrigerators until released for processing. To prevent possible cross-contamination and ensure constant tissue identification, all tissue is marked and strictly maintained in individual containers. Reference samples are taken from each tissue for test purposes and are retained for seven years. Documentation allows reverse traceability of tissue implants to the donor and the retrieving institution. All processed implants have a batch number and a donor number printed on each single package. Processed tissue may be safely stored for up to five years.

         Quality Assurance - All tissues are accompanied by specific medical and donor documentation, including blood serum testing results from independent laboratories. Tissues which do not meet regulatory standards are rejected and destroyed. Biodynamics' products and processed tissue are subject to a series of biological, physical and chemical tests, from incoming raw materials to sterile, finished goods. As a result of the combination of initial donor testing/screening and the Tutoplast(R) process, management is not aware of any cross-infection with any of its allografts or surgical sutures worldwide.

         Marketing and Distribution

         Biodynamics' products and processing services are provided through direct representatives in Germany, with the Company billing the hospital or end-user directly. Elsewhere abroad, the Company distributes and bills direct to a network of over 40 stocking distributors representing over 40 countries. Biodynamics' personnel, with distributors and their representatives, conduct product training sessions, make joint customer calls, set objectives and evaluate their representatives= performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services.

         Some 87% of the Company's revenues come from outside the United States. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad. However, a major effort is underway to increase penetration in the U.S. market, which accounts for some 55% of the world market for biomaterials. The Company's marketing efforts in the U.S., in recent years, have focused on creating a market for the pericardium and fascia lata tissues, from donor tissues sourced in the U.S. In addition, to offset the loss of business that resulted from the March 1997 Consultation and the resulting bans of dura mater in Japan and Italy, the strategic decision was made to re-open the U.S. market for tissues obtained from abroad, because the Company's foreign donor qualification standards had progressed to the extent of full compliance with FDA standards.

         U.S. marketing efforts are concentrating on rebuilding the distributor organization and re-entering the dura mater and bone markets. Presently, allografts are provided to hospitals in the U.S. through approximately ten (10) independent distribution companies. These distributors employ, in the aggregate, over 80 field representatives who call on hospital and office-based medical practitioners, primarily surgeons. Biodynamics supports their activities with various types of technical allograft literature, informational programs, reference materials, and training sessions and programs designed to increase distributor call volume. Plans are being made to re-establish a field organization to support the distributor network. In addition, the Company is entering into exclusive distribution agreements with other medical device companies, under the Tutoplast(R) label, for specialized niche indications. One such distribution agreement, which has been in effect since 1995, is for Tutoplast(R) implants for ophthalmic use. A second niche project, for use of Tutoplast(R) fascia lata in urological indications, was concluded in January 1998.

         Internationally, the Company has implemented a marketing and sales restructuring plan, getting away from maximizing the number of countries with a representation, to concentrating on in-depth penetration of markets with major needs, i.e., the German speaking countries of Europe, and "focus" countries such as France, Italy, Spain, and the U.K. The additional personnel needed to complete the implementation are currently being identified and will be brought on board in the second and third quarters of fiscal 1998.

         Sources of Tissue and Products


         The Company receives donor tissue from multiple sites and countries in Europe and the United States. This tissue is procured by independent procurement organizations and the Company reimburses these organizations for the costs of their procurement (recovery fees). The Company believes it currently complies with existing laws and regulations in these countries, including regulations related to procurement, donor screening, testing, storage and transportation. It is anticipated that government laws and regulations involving human donor tissues will continue to change in the countries presently serviced by the Company (see Government Regulations). Accordingly, the Company continues to seek additional contacts with authorized health care agencies, accredited tissue banks, organ procurement organizations, and governments. The Company expects that, in most markets, demand for its Tutoplast(R) processed allografts will continue to exceed the current donor tissues available to the Company for processing.

         Tissue recoveries, both domestically and internationally, continue to improve. The export program from Europe to the U.S. has been given high priority, and the levels of shipments are increasing steadily. The international tissue recovery base will be expanded to include Tissue Services Coordinators. Domestic and European tissue recoveries are on track to meet plan for fiscal 1998. While the Company continues to emphasize expanding its supply base, there can be no assurance that changing laws or donation trends, in the countries from which it presently obtains tissues, will not have a material adverse affect on the Company's operations.

         Back Order

         While Biodynamics, worldwide, has back orders on certain allograft tissue types and tissue sizes, the allograft demand is the most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently is unable to meet the demand for the majority of its allograft sizes. The Company has defined its back order as those orders which are expected to be filled within the next six months, however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. At September 30, 1997, the Company's back order was approximately $1,200,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

         Other Business

         The Company's filtration technology is developed and marketed by AHT. The filtration technology currently has three applications: cellular separation, blood deglycerolization and autotransfusion. At its Texas facility, AHT manufactures rotating-disc filter equipment and related supplies. The Company supplies the Pall Corporation (NYSE:PLL) with such equipment and other supplies for use in its biotech field for cell separation. The current contract to supply Pall Corporation with equipment and supplies has been suspended by Pall in January 1998, until further notice. A potential application for the Company's filtration technology is the deglycerolization of thawed blood for the purpose of extending the storage time of the blood. In 1994 and 1995, AHT was awarded approximately $700,000 from the U.S. Department of Defense, Small Business Innovative Research, for use in determining the feasibility of utilizing the Company's filter technology to deglycerolize thawed blood. This project, while meeting its development targets, was halted in 1997 due to the non-availability of further government funding for projects of this type. The other potential application for the Company's filtration technology is autotransfusion, which is the collection, treatment and reinfusion of an individual's own blood lost during surgery or trauma.
Although AHT has completed the initial development of this application, further investments are needed to perfect the device. While the Company believes that its patent on the autotransfusion technology provides protection for this application, the Company is without the funding necessary to launch the commercial development of this application. In view of the foregoing, the Company and its joint venture partner entered negotiations to wind up the affairs of the joint venture.

         Competition


         Biodynamics is a world leader in safe bioimplants for tissue repair. Biodynamics' competitive advantage is based on its patented Tutoplast(R) process of tissue preservation. In the U.S., most allograft processing is lyophilized/freeze-dried, and to a lesser extent, cryopreservation. The Tutoplast(R) process, however, is based upon solvent dehydration, which preserves the tissue's integrity, and the implants are remodeled in the course of normal healing. The Tutoplast(R) process has an outstanding safety record, including viral inactivation and protection against the transmission of CJD. Since its introduction more than twenty-five (25) years ago, more than 750,000 procedures have been performed, using Tutoplast(R) processed tissues, with no known complications from disease transmission or tissue rejection attributable to the implants. Tutoplast(R) processed implants have been described in more than 100 published scientific papers. Tutoplast(R) implants meet FDA requirements for marketing in the U.S. and they are recognized for their outstanding safety.

         The majority of the medical procedures suitable for allografts are currently being performed with autografts. Autografts are tissues derived from the patient requiring the surgical procedure ("autografts"). The advantages of autografts include the absence of the possibility of tissue rejection and disease transmission. The disadvantages are the dual surgical procedures, pain and increased recovery time. Allograft advantages include the elimination of a second surgical site resulting in lower infection rates, shorter recovery times, and lower costs, while its disadvantages include availability, possible rejection and disease transmission. Availability and safety are the primary factors in the ability of allograft to compete with autografts for use by the surgical community.

         The industry in which the Company operates is highly competitive. The 1996 departure of a major German competitor from the business of soft tissue allografts left Biodynamics as the largest factor in the international market. Processors of allograft tissue for transplantation in the U.S. include commercial processors such as Osteotech and Cryolife, companies which are well established in the fields of bones and heart valves, respectively, and which have substantially greater financial resources than the Company.
Not-for-profit tissue banks that procure and process tissue for distribution are considered competitors, in some cases, for certain applications and in certain markets. Management believes that its Tutoplast(R) process, with its extensive record for safety in the surgical community, gives the Company a competitive advantage over its competitors. However, due to government regulation, disrupted sources of availability and increasing competition, there can be no assurance that the Company will be able to continue to compete successfully. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with newly developed tissue substitutes which are being developed by other companies.

         AHT has several competitors in the blood transfusion and deglycerolization fields that have greater resources and manufacturing capabilities than the Company. Moreover, AHT must successfully complete its development work before any commercialization of either of these applications can occur.

         Growth Strategy

         The present market potential for bioimplants is approximately $1.2 billion worldwide. The broader market of biomaterials for tissue repair is approximately $6 billion, with 55% in the United States. The Company's strategy for growth is to leverage its Tutoplast(R) technology, its existing allograft business, the two tissue processing facilities and the worldwide distribution organization into a major franchise in biomaterials for tissue repair.

         Product development strategy, in the short run, will focus on maximizing the potential of its allograft business through niche products in soft tissues and specialty products in hard tissues (bones). In the medium term, growth is to come from the expansion of the Company's technology to Tutoplast(R) xenografts (animal tissues), and TriAplast(TM) engineered grafts. The Company sees an opportunity for major growth in both areas, based on expected regulatory and efficacy advantages.

         TriAplast(TM) is an allogenous bone growth factor substrate, with the competitive advantage of having both osteoconductive and superior osteoinductive activity. It is being developed under an exclusive worldwide license from the University of Wurzburg in Germany, backed by a clinical history of over 850 cases in maxillofacial surgery over more than six (6) years. A 1998 product launch in select European countries is being pursued. The product will be launched in two forms, a powder and pre-cut bone block. TriAplast(TM) will compete in the bone repair and oral surgery markets, and has a potential of approximately $160 million in the U.S. and $290 million worldwide.

         In xenografts, the products being pursued are bovine bone and bovine pericardium. The competitive advantage the Company anticipates is that Tutoplast(R) processed xenografts are expected to be equivalent to Tutoplast(R) processed allografts, based on evidence in animal experiments. In comparison to xenografts already on the market, the Tutoplast(R) process eliminates antigenicity, keeps the natural mineral and collagenous structure of the tissue, and preserves its potential for complete remodeling. The products will compete in markets valued at $250 million in the U.S. and $450 million worldwide.

         Additional specialty products in the hard tissue area will come from bone fixation technology under development with the University of Marburg in Germany, and the Clinic for Maxillofacial Surgery of the University of Bern in Switzerland. Both products are a series of splints, nails, screws and anchors for the treatment of complex bone fractures. The Marburg products will be for fractures of the extremities and will be made of bovine bone. The Swiss products will be for maxillofacial surgery and will be made of human bone. Both products should be available by the end of 1998 for full launch in Europe in 1999. The market in Europe is estimated to be approximately $220 million. The U.S. market potential is approximately $300 million. The allograft bone product should be available for launch in the U.S. in early 1999 as banked human tissue. The bovine product approval will take longer.

         In the longer run, the Tutoplast(R) technology is expected to be suitable for the development of tissue engineered products with major market potential, inasmuch as Tutoplast(R) processed tissues are expected to represent ideal biological origin carriers (as distinguished from synthetic origin carriers) for tissue engineered products. Major unfilled needs are in the field of cartilage repair and vascular grafts for coronary bypass and peripheral vascular surgery. No project has as yet been identified in the field of vascular grafts. In the field of cartilage repair, two projects have been identified with mesenchymal stem cells. In both cases, the Company is pursuing research and licensing agreements for combinations with Tutoplast(R) processed tissue as carriers/matrices. The projects are in very early stages and are not being pursued actively pending the availability of the necessary financial resources.

         Research and Development

         Biodynamics continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants collaborate on research activities related to allograft and non-allograft development. An internal Product Development Committee plans and organizes all R&D activities.

         In allograft-related areas, R&D activities focus primarily on implant safety through viral inactivation and tissue sterilization. Continuing progress on application of the Company's proprietary Tutoplast(R) process to various other tissues has met with success. The Company continues to independently review its processing technology to improve tissue safety and efficacy. Non-allograft activities relate to explorations into the use of xenografts, bone substitutes and tissue engineered grafts. Clinical studies, evaluation and follow-up as necessary are conducted on these activities. The Company spent approximately $314,000 in 1977 as compared with $254,000 in 1996. These activities will be expanded substantially pending the availability of the necessary financial resources.

         Customers

         The Company is not dependent upon one or a few principal customers. No customer accounted for 10% or more of the Company's net sales for the year ended September 30, 1997.

         Patents, Licenses and Trademarks

         Wherever possible, Biodynamics seeks to protect its proprietary information, products, methods and technology by obtaining patents and license protection. The Company holds patents and has registered trademarks in many of the countries where it distributes.

         Biodynamics holds three (3) patents and has registered trademarks covering fourteen (14) countries worldwide. In the United States, the Company has four (4) FDA accepted 510(k) applications for its various products or processes. The Company's patents relating to its Tutoplast(R) process have a duration of two years remaining. The Company believes that it has established itself through the Tutoplast(R) trademark identity and a record of safety and quality assurance which will survive the life of the patents.

         Government Regulation

         Biodynamics has contracts to receive, process and provide tissues worldwide. Every country has it own regulatory requirements that are constantly under review and subject to change. The Company believes it currently complies with all appropriate governmental requirements and standards in each country where it does business. There can be no assurance that changing governmental administration or laws will not negatively impact the Company.

         For distribution in countries outside the U.S., the Company must comply with the laws in the respective countries. In Germany, allografts are classified as drugs and the German government regulates Biodynamics' tissue processing and distribution under a pharmaceutical license within Germany. The

European Commission has proposed regulating allografts as medical devices. At present, Biodynamics' German facility is licensed and in compliance with German law.

         In the United States, the Food and Drug Administration ("FDA") has determined that dura mater is subject to all provisions of the Food, Drug and Cosmetic Act and is regulated as a medical device. For distribution in the United States, dura mater is required to be processed in accordance with FDA Good Manufacturing Practices. All other tissues processed currently by the Company are regulated by the FDA as "Banked Human Tissue" under provisions of the 1993 Interim Rule. Similarly, tissue banks and procurement organizations which provide the tissues to the Company for processing, also must comply with the same regulations.

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

         Environmental Regulations

         The Company uses chemicals and radiation in its processing of allografts. The Company must comply with country-specific, federal, state and local regulations pertaining to the storage and discharge of hazardous waste involved in the Tutoplast(R) process. Since 1995, the Company elected to use outside third parties to perform all sterilization.

         In view of the engagement of outside third parties to perform all sterilization, the requirements for compliance with environmental regulations do not, and the Company anticipates will not, have any material adverse effect upon its capital expenditures, results of operations or financial condition. Although the Company believes it is in compliance with all applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.

         Employees

         As of September 30, 1997, the Company employed a total of seventy (70) full-time people, of whom ten (10) were employed in the United States and sixty
(60) in Germany. Management believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         United States. The Company's domestic facilities are located in New Jersey and Florida. In Parsippany, New Jersey, the Company leases approximately 4,400 square feet of office space where its administrative and sales functions are performed. The lease expires in April 2002 and has a base rent of approximately $6,000 per month. The Company's processing plant in Alachua, Florida is being expanded from approximately 2,500 square feet of leased space to 4,900 square feet. The Florida lease expires in 2002 and rents for approximately $5,500 per month. The Company believes it is adequate in space and condition for its current needs and has made provisions for expansion if necessary.

         Germany. In Erlangen, Germany, the Company leases 8,000 square feet where its German administrative and sales functions are performed. The lease expires in the year 2000. In addition, Biodynamics has a processing plant in Neunkirchen, Germany consisting of six buildings totaling some 26,000 square feet on approximately two acres of land. This property is owned by the Company and should be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         On July 1, 1997, the Company settled certain outstanding litigation with the former owner of its German subsidiary resulting from the Company's request for arbitration alleging that the previous owner had breached the purchase agreement. The terms of the settlement provided for the cancellation of approximately $1.6 million of debt, including accrued interest, based upon then-current exchange rates, owed to the former owner.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         After the close of the fourth quarter of the fiscal year covered by this Report, a special meeting of the holders of the Company's Series C Stock was held on September 16, 1997 for the purpose of (i) amending Section 5(a) of the Company's Articles of Incorporation to authorize the Board of Directors to convert the Series C Stock into Common Stock at any time after September 1, 1996, (ii) amending Section 5(b) of the Articles of Incorporation to provide that at the time of any such conversion, all cumulated but unpaid dividends on the Series C Stock shall be valued at $127.50 per share, which shall be converted into Common Stock at the stated Conversion Rate, (iii) to delete in its entirety the provision of Section 5(d) relating to adjustments in the conversion price in the event of stock issuances at a price less than the Conversion Price as then in effect, and (iv) to authorize and take any such other actions as necessary to effectuate the immediate conversion of the Series C Stock and cumulated but unpaid dividends thereon into Common Stock at the Conversion Price of $.85 per share. Each proposal was duly adopted at the special meeting on September 16, 1997.

         Also subsequent to the close of the fourth quarter of the fiscal year covered by this Report, a special meeting of the holders of the Company's Common Stock was held on November 10, 1997. At this special meeting, shareholders were asked to act upon (i) a proposal to reduce the number of outstanding shares of the Company's Common Stock through a one-for-ten reverse split of the shares, and if the proposal to reverse split the outstanding shares of Common Stock was approved, to consider and vote upon (ii) a proposal to amend the Company's 1996 Incentive and Non-Statutory Stock Option Plan to increase the shares of Common Stock covered by such plan from 200,000 to 2,000,000 shares, (iii) a proposal to grant a Special Stock Option to purchase 300,000 shares of Common Stock to the President and Chief Executive Officer, and (iv) a proposal to amend the Company's 1996 Management Compensation Plan to increase the shares of Common Stock subject thereto from 50,000 to 500,000 shares. Each proposal was duly adopted at the special meeting on November 10, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information

         The Company's Common Stock was traded on NASDAQ under the symbol "BDYN". As of September 26, 1997, the Company's Common Stock was delisted from NASDAQ for failure to meet the capital, surplus, and bid price requirements for continued listing. The Company will seek reinstatement of the listing. The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter within the last two fiscal years.



         Fiscal 1996                                        High                   Low
         ------------                                       ----                   ---
         First Quarter                                  $    1.16               $  0.59
         Second Quarter                                      1.13                  0.56
         Third Quarter                                       1.72                  0.75
         Fourth Quarter                                      1.56                  0.72

         Fiscal 1997
         ------------
         First Quarter                                  $    1.50               $  0.94
         Second Quarter                                      1.22                  0.75
         Third Quarter                                       0.88                  0.50
         Fourth Quarter                                      0.66                  0.06

         The market information above is derived from over-the-counter quotations on the Small Cap Marketsm System of NASDAQ. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         Holders

         As of December 31, 1997, the approximate number of holders of record of the Company's Common Stock was 415.

         Dividends

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Results of Operations

         REVENUE AND COST OF REVENUE - Revenue in 1997 decreased 30% from $12,344,000 in 1996 to $8,691,000 in 1997. Revenues of the International Operations decreased 31% as a result of the loss of business in Japan and Italy. Revenue from U.S. Operations decreased by 17% primarily due to a reduced availability of tissues from U.S. Tissue Banks. Due to the March 1997 Consultation of the World Health Organization, and the resulting ban on dura mater in Italy and Japan, the Company's largest market, by the fiscal year end, the Company had lost almost fifty percent (50%) of its planned revenues and profits. As a percentage of revenue, cost of revenue increased from 62% in 1996 to 83% in 1997, due to the greater than planned share of the unprofitable suture business, and the inability to carry out significant headcount reductions on short notice due to German laws which limit and restrict a company's ability to effect timely lay-offs.

         GENERAL AND ADMINISTRATIVE - General and Administrative expenses decreased by 4% in 1997 to $2,424,000 primarily as a result of settlement of the claim against the previous owner of the German operation and the elimination of associated legal costs. As a percentage of total revenue, General and Administrative expenses increased from 20% in 1996 to 28% in 1997. See explanation under Revenue and Cost of Revenue.

         DISTRIBUTION AND MARKETING - The 2% reduction in Distribution and Marketing expenses in 1997 to $2,218,000 is attributable to the lower level of operating revenue. As a percentage of total revenue, Distribution and Marketing expenses increased from 18% in 1996 to 26% in 1997. See explanation under Revenue and Cost of Revenue.

         RESEARCH AND DEVELOPMENT - Research and Development expenses as a percentage of total Revenue increased from 2% in 1996 to 4% in 1997 and totaled $314,000, an increase of 24% as compared to 1996. This increase reflects the Company's intensified efforts to expand its product base.

         DEPRECIATION AND AMORTIZATION - The 42% increase in Depreciation and Amortization to $2,174,000 for 1997 resulted mainly from write-offs attributable to the discontinuation of the Company's suture business and adjustments related to the remaining life of patents.

         LOSS ON CONVERSION OF SENIOR B DEBT - The $353,000 loss on conversion of Senior B Debt resulted from the DM exchange rate differential between the rate fixed in the instrument and the rate at the time of conversion.

         OTHER INCOME/EXPENSE - Other Income for 1997 totaled $2,051,000 and is primarily the result of the settlement of the claim against the previous owner of the German operation.

         INTEREST EXPENSE - A reduction of 12% in Interest expense for the year to $934,000 reflects the conversion of the Senior B debt and the forgiveness of the loan from the former owner of the Company's German subsidiary.

         Liquidity and Capital Resources

         While the Company has incurred net losses over the 1997 and 1996 periods, a significant amount of these losses are non-cash. These non-cash expenditures relate primarily to depreciation and amortization on patents and trademarks, deferred non-cash interest which is payable in cash only when specific financial conditions are met, and loss on impairment of assets. These non-cash expenditures totaled $3,746,000 and $2,157,000 for 1997 and 1996, respectively.

         As a result of the net loss incurred in 1997 and the write-offs attributable to the sale of the sutures business, working capital decreased by $6,186,000 to a deficit of $4,182,000. On a pro forma basis, however, after giving effect to the Recapitalization, working capital increased to $2,063,000 at September 30, 1997.

         The Company's ability to generate operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and in Europe, and the development of additional markets and surgical applications worldwide. While the Company believes it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations and cash flow.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this Item is found immediately following the signature page of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

             The following table sets forth the names and ages of the directors and executive officers of the Company (each, a "Director" and/or "Officer"), the positions and offices that each Director and Officer held with the Company, and the period during which each served in such positions and offices. Each Director serves for a term of one year, until his successor is duly elected and qualified. Karl H. Meister, in his capacities as President and Chief Executive Officer, serves for a term of three (3) years, until his successor is duly elected and qualified.

                   TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

           NAME                  AGE           POSITIONS/OFFICES          PERIOD SERVED IN OFFICE/POSITION
           ----                  ---           -----------------          --------------------------------
G. Russell Cleveland             59                          Director   1997 - present

Charles C. Dragone               60             Chairman of the Board   1996 - present
                                                             Director   1992 - present
                                              Chief Executive Officer   April 1995 - March 1996
                                              Chief Financial Officer   October 1992 - September 1994

J. Harold Helderman, MD          52                          Director   1997 - present

Karl H. Meister                  62                          Director   1996 - present
                                              Chief Executive Officer   1996 - present
                                                            President   1996 - present

Elroy G. Roelke                  67                          Director   1995 - present
                                                 (1) Acting Secretary   January 1998

--------------
1 On January 12, 1998, Mr. Roelke was appointed to serve as Acting Secretary, until the next election of Officers, following the resignation of the Company's Secretary.

         The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five (5) years.

         Officers and Directors

         G. Russell Cleveland is the principal founder and the majority shareholder of Renaissance Capital Group, Inc. ("Renaissance"). Renaissance specializes in providing capital to growing emerging publicly owned companies. He is a Chartered Financial Analyst with over 30 years experience in financial planning and analysis. He has served as President of the Dallas Association of Investment Analysts. For over 10 years he was a contributing editor of Texas Business Magazine. Mr. Cleveland currently serves as the Managing General Partner of Renaissance Capital Partners, Ltd., Renaissance Capital Partners II, Ltd., Renaissance Capital Growth & Income Fund III, Inc. (NASDAQ), and Renaissance U.S. Growth & Income Trust PLC, which is traded on the London exchange. Mr. Cleveland also currently serves as director of Global Environmental Corp. and Biopharmaceutics, Inc.

         Charles C. Dragone is the current Chairman of the Board and has served at various times during the past five years as the Company's Chief Executive Officer and as its Chief Financial Officer. Mr. Dragone is a director of KiMed Corporation, a medical products and services company (1992 to present). Formerly, he was a Partner of Financial Associates, a Sarasota, Florida consulting firm specializing in corporate finance (1986 to 1992), a private consultant in corporate finance matters (1982 to 1986), and a Vice President, Chief Financial Officer and director of K-Tron International, a manufacturer of process control equipment used by the chemical, pharmaceutical, plastics and food industries (1965 - 1981).

         J. Harold Helderman, MD is a Professor of Medicine, Microbiology and Immunology at Vanderbilt University, Nashville, Tennessee, and the Medical Director of the Vanderbilt Transplant Center. Dr. Helderman received his MD from the State University of New York, Downstate Medical Center in 1971, Summa Cum Laude. In addition to book and monograph writings, he has authored more than 125 publications in his field of transplant medicine. Dr. Helderman is President of the American Society of Transplant Physicians.

         Karl H. Meister has more than 30 years international and U.S. management experience in the pharmaceutical and medical device industries. Before being appointed President and Chief Executive Officer of the Company in March, 1996, Mr. Meister was President and Chief Executive Officer of Carrington Laboratories, Inc., a pharmaceutical company (1990- 1995). He also held executive management positions with Schering-Plough Corporation (1976-1988), and Pfizer, Inc. (1965-1976). Mr. Meister received a B.A. Magna Cum Laude from Georgetown University and an M.B.A. from the University of Chicago.

         Elroy G. Roelke is a practicing attorney and, for more than forty (40) years, has specialized in corporate finance and business law. In addition, since 1985, he served as Chairman of Knollwood Mercantile Company, a family-owned retail liquor and convenience store business. In March 1989, Mr. Roelke joined Renaissance Capital Group, Inc. and served as Vice President, General Counsel and director until he retired in December 1996. Mr. Roelke currently serves as sole director of Microlytics, Inc. and as a director of Appoint Technologies, Inc., which companies are prior Renaissance Capital investments that discontinued business pending reorganization. In addition, Mr. Roelke serves as a director of several privately-held companies that retain him for corporate legal services. Mr. Roelke received B.A. and J.D. degrees from Valparaiso University.

         Key Employees

         Manfred Krueger is the Company's Managing Director for International Operations. Prior to joining the Company in June 1997, Mr. Krueger was Executive Vice President of Fresenius Critical Care International, a division of Fresenius Medical Care, AG. The division was founded in 1991 under his leadership and grew into a substantial business with an average annual growth of about 40%. Prior to Fresenius, Mr. Krueger held management positions in Squibb Medical Systems and American Hospital Supply.

         Dr. Karl Koschatzky is the Technical Director for International Operations. Dr. Koschatzky has been with the Company since 1982, having responsibility for tissue procurement, and product development. He holds a doctoral degree in Chemistry from the University of Erlangen, Germany.

         Russell A. Hoon is the Company's Director of Marketing & Sales, U.S.
He attended Bowling Green State University, and has over twenty (20) years of successful experience at all levels of sales and marketing management with ten
(10) years in the healthcare industry. Prior to joining the Company, he was the Director of Marketing for Integra LifeSciences Corporation (NASDAQ: IART), a biotechnology company involved in regenerative medicine. During his tenure at Integra, he was responsible for growing revenue from $2.3 million to over $15 million. Mr. Hoon was responsible for launching products into the tissue engineering field, such as Integra Artificial Skin(TM) and Biomend(TM) Guided Tissue Regeneration Template. Prior to Integra LifeSciences, he has held managerial positions with Surgical Laser Technologies and Survivair Division of U.S. Divers Corporation.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended September 30,1997. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Common Stock, except for Mr. Cleveland and Dr. Helderman's inadvertent late filing of a Form 3 (Initial Statement of Beneficial Ownership of Securities) upon becoming a director or officer of the Company. In making this statement, the Company has relied on copies of the reporting forms received by it, and upon the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.

ITEM 10.  EXECUTIVE COMPENSATION.

         Compensation of Directors

         The Company's outside Directors receive a $2,000 annual retainer, $1,000 per meeting for attendance at Board meetings, $250 per telephonic meeting, plus reimbursement of out-of-pocket expenses. Beginning January 1998, the Chairman of the Board will receive $1,000 per month for his services as Chairman.

         Stock Option Plans

         The Company has utilized its 1992 Stock Option Plan (the "1992 Plan") and its 1996 Incentive and Non-Statutory Stock Option Plan (the "1996 Plan"), and wishes in the future to continue to utilize the 1996 Plan, to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by Directors, Officers, and other key employees. The following is a summary of the provisions of the 1996 Plan. This summary is qualified in its entirety by reference to the 1996 Plan, a copy of which may be obtained from the Company.

         The 1996 Plan authorizes the granting both incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986 ("ISO"), and non-statutory stock options ("NSSO") to purchase Common Stock. All employees of the Company and its affiliates are eligible to participate in the 1996 Plan. The 1996 Plan also authorizes the granting of NSSOs to non-employee Directors and consultants of the Company. Pursuant to the 1996 Plan, an option to purchase 10,000 shares of Common Stock shall be granted automatically to each outside Director who is newly elected to the Board. In addition, an option to purchase 2,500 shares of Common Stock shall be granted automatically, on the date of each annual meeting of shareholders of the Company, to each outside Director who has served in that capacity for the past six months and continues to serve following such meeting. Any outside Director may decline to accept any option granted to him under the 1996 Plan.

         The Board of Directors or the Compensation and Stock Option Committee is responsible for the administration of the 1996 Plan and determines the employees to be granted options, the period during which each option will be exercisable, exercise price, the number of shares of the Common Stock covered by each option, and whether an option will be a non-qualified or an incentive stock option. However, the exercise price for the purchase of shares subject to such an option cannot be less than 100% of the fair market value of the Common Stock on the date the option is granted. The Stock Option Committee has no authority to administer or interpret the provisions of the 1996 Plan relating to the grant of options to outside Directors. The current members of the Compensation and Stock Option committee are G. Russell Cleveland and Dr. J. Harold Helderman.

         No option granted pursuant to the 1996 Plan is transferable otherwise than by will or the laws of descent and distribution. The term of each option granted to an employee under the 1996 Plan is determined by the Board of Directors or the Compensation and Stock Option Committee, but in no event may such term exceed ten (10) years from the date of grant. Each option granted to an outside Director under the 1996 Plan shall be exercisable in whole or in part during the four (4)-year period commencing on the date of the grant of such option. Any option granted to an outside Director shall remain effective during its entire term, regardless of whether such Director continues to serve as a Director. The purchase price per share of Common Stock under each option granted to a Director will be the fair market value of such share on the date of grant.

         The vesting period for options granted under the 1996 Plan is set forth in an option agreement entered into with the optionee. ISOs granted to an optionee terminate 90 days after retirement. In the event of death or disability, all vested options expire 180 days from the date of death or termination of employment due to disability. Upon the occurrence of a "change in control" of the Company, the maturity of all options then outstanding under the 1996 Plan will be accelerated automatically, so that all such options will become exercisable in full with respect to all shares that have not been previously exercised or become exercisable. A "change in control" includes certain mergers, consolidation, reorganization, sales of assets, or a dissolution of the Company.

         In the event that the Company effects a split of the outstanding shares of Common Stock or a dividend payable in Common Stock, or the outstanding Common Stock is combined into a smaller number of shares, the maximum number of shares subject to outstanding options and the purchase price per share of such options will be increased or decreased proportionately. The effect of the Reverse Split was to reduce the number of shares subject to the 1996 Plan from 2,000,000 shares to 200,000 shares. At the Special Meeting of Shareholders on November 10, 1997, the Shareholders approved an amendment to the 1996 Plan to increase the number of shares of Common Stock subject to the 1996 Plan from 200,000 shares after the Reverse Split, to 2,000,000 shares. Except for such amendment, the 1996 Plan remained unchanged. The 1996 Plan presently reserves 2,000,000 shares of the Company's Common Stock for issuance thereunder. As of January 30, 1998, options have been issued for 791,700 shares and 1,208,300 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

         1996 Management Compensation Plan

         The Company also maintains a 1996 Management Compensation Plan (the "Compensation Plan") pursuant to which shares of Common Stock may be awarded to management employees. The purpose of the Compensation Plan is to reward management employees for superior results obtained by the Company and by such employees individually. The Company wishes in the future to utilize the Compensation Plan to attract and retain superior executive talent and to obtain a commitment to the long-term success of the Company. The following is a summary of the provisions of the Compensation Plan. This summary is qualified in its entirety by reference to the Compensation Plan, a copy of which may be obtained from the Company.

 The Compensation Plan authorizes the granting to management employees of the Company and its subsidiaries incentive compensation in the form of bonuses, payable 50% in cash and 50% in Common Stock based on the fair market value of the stock on the date of certification of the payment thereof (each such payment, a "Bonus"). Management employees of the Company or one or more of its subsidiaries who are selected to participate in the Compensation Plan by the Compensation and Stock Option Committee of the Board of Directors are eligible to receive Bonuses.

         The Compensation and Stock Option Committee is responsible for the administration of the Compensation Plan. The Compensation and Stock Option Committee shall have full authority to interpret the Compensation Plan, to establish rules and regulations relating to the operation of the Compensation Plan, to determine the management employees eligible to receive Bonuses thereunder, to set Bonus criteria, to determine whether and to what extent the Bonus criteria or other results have been met, and to make all other determinations and take all other actions as the Compensation and Stock Option Committee deems necessary, advisable or appropriate for the proper administration of the Compensation Plan.


         The criteria for incentive compensation under the Compensation Plan consists of two parts - corporate results and individual results. Corporate results means exceeding budgeted sales and profits and meeting certain annual Bonus criteria. Individual results are measured by whether an employee achieves certain goals set for his or her position. The amount of potential Bonus for an employee consists of a target Bonus multiplied by a performance component. The target Bonus is determined as a percentage of salary and ranges from 20% to 35% depending on the individual's position. The performance component is a percentage rate measuring results achieved in comparison to the Company's annual operating budget. The performance component can be adjusted upward or downward based on individual performance, upon approval by the Compensation and Stock Option Committee.

         In the event the Company effects a split of the outstanding shares of Common Stock or a dividend payable in Common Stock, or in the event the outstanding Common Stock is combined into a smaller number of shares, the maximum number of shares that may be issued under the Compensation Plan will be decreased or increased proportionately. The effect of the Reverse Split, was to automatically reduce the number of shares subject to the Compensation Plan to 50,000. At the November 10, 1997 Special Meeting of Shareholders, the Shareholders approved an amendment to the Compensation Plan to increase the number of shares subject to the Compensation Plan as a result of the Reverse Split from 50,000 to 500,000. Except for such increase in the number of shares, the Compensation Plan remained unchanged. The Compensation Plan currently reserves 500,000 shares of Common Stock for issuance thereunder, and there are no shares outstanding under the Compensation Plan. The Compensation Plan shall terminate on February 27, 2001.

         Employment Agreement

         The Company has an employment agreement with Karl H. Meister, its President and Chief Executive Officer. Pursuant to that agreement, the term of Mr. Meister's employment with the Company commenced on March 1, 1996 and shall terminate on February 28, 1999, subject to automatic extensions for additional one-year periods, unless the Company or Mr. Meister delivers a written notice of his or its election to terminate, or the Company terminates his employment for cause. Mr. Meister's annual base salary is $160,000 per year. In addition, the employment agreement provides for: (i) an annual cash bonus in an amount approximately equal to 35% of his annual base salary, subject to the satisfaction of reasonable performance goals, (ii) five-year, non-qualified, stock options for 75,000 shares of Common Stock, granted annually under the 1996 Plan ("Annual Stock Options"), and (iii) a five-year special stock option for 750,000 shares of Common Stock, at an exercise price of $0.85 per share, 40% vested upon grant, 30% vested in twelve (12) months, and 30% vested in twenty-four (24) months (the "Special Stock Option"). All options granted to Mr. Meister pursuant to his employment contract were subject to the one-for-ten Reverse Split, and were subsequently repriced. See "Repriced Options" below.

         The following table sets forth the compensation awarded to, earned by, or paid to Karl H. Meister, the Company's Chief Executive Officer, for the period of this Report. There are no other Officers or individuals whose compensation exceeded $100,000 for this period.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation              Long-Term Compensation
                         --------------------------------  ----------------------------------
                                                                   Awards             Payouts
                                                           ------------------------   -------
                                                                         Securities
 Name And                                      Other       Restricted    Underlying
Principal    Fiscal                            Annual        Stock        Options/      LTIP      All Other
 Position     Year       Salary      Bonus   Compensation   Award(s)       SARs       Payouts    Compensation
                           ($)        ($)       ($)           ($)         (#)(1)        ($)          ($)
-------------------------------------------------------------------------------------------------------------
Karl H.
  Meister     1997    160,000        0            0            0         360,000        0            0


---------

1 Represents an option repricing transaction subsequent to the fiscal year end covered by this Report. See Footnote 2 to the table below.

         Repriced Options

         Subsequent to the 1997 fiscal year end, on November 10, 1997, the Company canceled all of the outstanding stock options previously issued under its stock option plans (the "Old Options"), to current employees and directors and replaced them with new options (the "New Options"), to remedy the negative effect of the Reverse Split on the exercise prices of Old Options which had ranged from $0.4375 per share to $1.10 per share before the Reverse Split, and $4.375 per share to $11.00 per share after the Reverse Split. Generally, New Options were issued for a new number of shares of Common Stock, which new number of shares is 40% of the former number of shares into which the Old Options were exercisable before the Reverse Split. The exercise price of the New Options is equivalent to the market price of the Common Stock on the date of the grant of the New Options, $1.57.

         The following table sets forth certain information regarding replacement stock options granted to Karl H. Meister, Chief Executive Officer on November 10, 1997.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)
                              (Individual Grants)



                       Number of Securities
                            Underlying             Percent of Total        Exercise or
                       Options/SARs Granted     Options/SARs Granted To    Base Price        Expiration
        Name                    (#)                    Employees             ($/Sh)             Date
-------------------------------------------------------------------------------------------------------


Karl H. Meister              300,000(2)                  32.9%                $1.57      November 9, 2002
President and Chief
Executive Officer             60,000(3)                   6.6%                $1.57      November 9, 2002



____________

1 Events recorded in the above table occurred after the fiscal year end covered in this Report.

2 Represents a replacement grant for Mr. Meister's Old Option (Special Stock Option) to purchase 750,000 shares of Common Stock at $0.85 per share. Pursuant to the provisions of Mr. Meister's employment agreement and the terms and conditions of the Non-Statutory Stock Option Agreement dated November 10, 1997, the Company granted Mr. Meister a Non-Statutory Stock Option to purchase 300,000 shares of Common Stock for $1.57 per share, which New Option shall vest as follows: (i) November 10, 1997 - 120,000 shares, (ii) November 10, 1998 - 90,00 shares, and November 10, 1999 - 90,000 shares.

3 Represents replacement grant for Mr. Meister's Old Options (Annual Stock Options) to purchase, in the aggregate, 150,000 shares of Common Stock. Pursuant to the provisions of Mr. Meister's employment agreement, the 1996 Plan, and the terms and conditions of the Non-Statutory Stock Option Agreement dated November 10, 1997, the Company granted Mr. Meister a Non-Statutory Stock Option to purchase 60,000 shares of Common Stock for $1.57 per share, which New Option was fully-vested as of the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Giving effect to the Recapitalization described in Part I of this Report, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of January 30, 1998, by
(i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and
(iii) all directors and executive officers as a group. As of January 30, 1998, there were approximately 5,313,810 shares of Common Stock issued and outstanding.

     NAME AND ADDRESS                                                   AMOUNT AND NATURE        PERCENTAGE
   OF BENEFICIAL OWNER                                              OF BENEFICIAL OWNER (1)(2)  OF CLASS (3)
-------------------------------------------------------------------------------------------------------------
Renaissance Capital Partners II, Ltd. (4) . . . . . . . . . . . . . .         6,314,748           56.98%
   8080 N. Central Expressway
   Suite 210-LB 59
   Dallas, TX 75206

Renaissance Capital Group, Inc. (5) . . . . . . . . . . . . . . . . .         6,314,748           56.98%

Kleinwort Benson European Mezzanine Fund, L.P. (6). . . . . . . . . .         1,395,193           24.75%
   Westbourne
   The Grange
   St. Peter Port
   Guernsey, CI
   GY1 3BG

NatWest Ventures (Investments) Ltd. (7) . . . . . . . . . . . . . . .         1,918,409           35.95%
   Fenchurch Exchange
   8 Fenchurch Place
   London, England
   EC3M4TE




G. Russell Cleveland (8)  . . . . . . . . . . . . . . . . . . . . . .         6,314,748           56.98%

Charles Dragone (9) . . . . . . . . . . . . . . . . . . . . . . . . .           153,109            2.80%

Dr. J. Harold Helderman (10)  . . . . . . . . . . . . . . . . . . . .            40,000                *

Karl H. Meister (11)  . . . . . . . . . . . . . . . . . . . . . . . .           423,308            7.54%

Elroy G. Roelke (10)  . . . . . . . . . . . . . . . . . . . . . . . .            42,000                *

All directors and officers as a group (5 persons) . . . . . . . . . .         6,973,165           60.12%


-----------
*     Less than 1%

1 In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
2 Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the Common Stock beneficially owned by them.
3 In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group.
4 Includes 5,767,188 shares of Common Stock which Renaissance Capital Partners II, Ltd. has the right to acquire within sixty (60) days.
5 Represents all of the shares of Common Stock beneficially owned by Renaissance Capital Partners II Ltd. Renaissance Capital Group, Inc. is the Managing General Partner of Renaissance Capital Partners II, and its business address is the same as that provided for Renaissance Capital Partners II.
6 Includes 322,035 shares of Common Stock which Kleinwort Benson has the right to acquire within sixty (60) days.
7 Includes 21,615 shares of Common Stock which NatWest has the right to acquire within sixty (60) days.
8 Represents all of the shares of Common Stock beneficially owned by Renaissance Capital Partners II Ltd. and Renaissance Capital Group, Inc. Mr. Cleveland is the President and 66.6% majority shareholder of Renaissance Capital Group, Inc. His business address is that of Renaissance Capital Partners II Ltd.
9 Includes 136,520 shares of Common Stock which Mr. Dragone has the right to acquire within sixty (60) days, and 16,589 shares which Mr. Dragone shares voting and investment power with his spouse.
10    All of the shares of Common Stock beneficially owned by Messrs.
      Helderman and Roelke are derivative securities which the beneficial owner has the right to acquire within sixty (60) days.
11 Includes 297,651 shares of Common Stock which Mr. Meister has the right to acquire within sixty (60) days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         G. Russell Cleveland, a director of the Company, is also the President and 66.6% majority shareholder of Renaissance Capital Group ("Renaissance
Group"), which is the Managing General Partner of Renaissance.   As described
in greater detail elsewhere in this Report, Renaissance is an Institutional

Investor in the Company. Prior to the Recapitalization, Renaissance held Series C Stock and provided the Bridge Loan. In the Recapitalization, the Series C Stock was converted into Common Stock, and the Bridge Loan was converted into the Debenture Loan, the Debenture, and the Bridge Warrant. See,
Part I, Item 1. "Description of Business - 1997 Recapitalization." Mr. Cleveland is a beneficial owner of the Company's Common Stock that Renaissance acquired in the Recapitalization, and of those shares that Renaissance has the right to acquire within sixty (60) days pursuant to the Bridge Warrant and the Debenture. See, "Beneficial Ownership Table" above. He is also the indirect beneficiary of Renaissance in the Loan Agreement, the Security Agreements and the Stock Pledge Agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Index to Exhibits

    3.2      Articles of Incorporation of Registrant.**

    3.3      Articles of Amendment to Articles of Incorporation
                Establishing Series A Preferred Stock.*

    3.4      Articles of Amendment to Articles of Incorporation
                Establishing Series B Preferred Stock.*

    3.5      Articles of Amendment to Articles of Incorporation
                Establishing Series C Preferred Stock.*

    3.6      Articles of Amendment to Articles of Incorporation
                Increasing the Number of Authorized Shares.

    3.7      Articles of Amendment to Articles of Incorporation
                Amending the Terms of the Series C Preferred Stock.

    3.8      Articles of Amendment to Articles of Incorporation
                Effecting the Reverse Stock Split.

    10.1     Convertible Debenture Loan Agreement, dated November 11, 1997, by and between Biodynamics International, Inc., and its Wholly-Owned Subsidiaries,
                and Renaissance Capital Partners II, Ltd.

    10.2     Nine Percent (9%) Convertible Debenture of Biodynamics International, Inc.,
                Issued to Renaissance Capital Partners II, Ltd., dated November 11, 1997.

    10.3     Second Amendment to Security Agreement, dated December 31, 1997, by Biodynamics International, Inc., for the benefit of Renaissance Capital Partners II, Ltd.

    10.4     Second Amendment to Security Agreement (Stock Pledge Agreement),
                dated December 31, 1997, by Biodynamics International, Inc., for the benefit of
                Renaissance Capital Partners II, Ltd.





    10.5     Joint Venture Agreement between Biodynamics International, Inc.
                and Texas Medical Products dated November 1, 1990.*

    10.6     Employment Agreement between Biodynamics International, Inc. and
                Karl H. Meister, dated June 12, 1996.

    21       Subsidiaries of Registrant.

    27       Financial Data Schedule.

----------------

    *        Document incorporated by reference from previous Form 10-KSB filings.
    **       Document incorporated by reference from Exhibit 2 of Registration
                Statement, on Form 20-F, of American Biodynamics, Inc., effective October 2, 1987.

(b)  Reports on 8-K

    Report on (i) Japanese Ministry of Health Bans Use of Human Dura Mater
       Tissue, and (ii) Execution of Dura Mater Recovery Agreement with Musculoskeletal Transplant Foundation - Filed April 9, 1997.

    Report on Working Capital Negotiations - Filed August 5, 1997.

    Report on Working Capital Negotiations - Filed September 2, 1997.

    Mr. Laurie Rostron resigns from Board - Filed September 2, 1997.

    Report on Recapitalization Agreement - Filed September 16, 1997.

                                  SIGNATURES

    In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: February 10, 1998

                                        BIODYNAMICS INTERNATIONAL, INC.


                                        /s/ Karl H. Meister
                                        -----------------------------------
                                        Karl H. Meister
                                        President, Chief Executive
                                        and Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


Signature                                        Title                                      Date
---------                                        -----                                      ----
 /s/ G. Russell Cleveland                      Director                              January 30, 1998
-----------------------------------------
G. Russell Cleveland


 /s/ Charles C. Dragone                        Director                              January 30, 1998
-----------------------------------------
Charles C. Dragone


 /s/ J. Harold Helderman                       Director                              January 20, 1998
------------------------------------------
Dr. J. Harold Helderman


 /s/ Karl H. Meister                           Director                              February 10, 1998
--------------------------------------
Karl H. Meister


 /s/ Elroy G. Roelke                           Director                              January 30, 1998
--------------------------------------
Elroy G. Roelke


BIODYNAMICS
INTERNATIONAL, INC.

Financial Statements for the
Years Ended September 30, 1997 and 1996, and
Independent Auditors' Report






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Biodynamics International, Inc.
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Biodynamics International, Inc. and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
January 30, 1998

BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
(IN THOUSANDS)

                                                             1997          1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $   777       $   531
  Accounts receivable                                        1,738         2,373
  Inventories                                                2,391         3,341
  Other current assets                                          94           126
                                                           -------       -------

           Total current assets                              5,000         6,371

PROPERTY, PLANT AND EQUIPMENT, NET                           2,996         3,824

INTANGIBLE AND OTHER ASSETS, NET                             1,106         4,107
                                                           -------       -------

TOTAL ASSETS                                               $ 9,102       $14,302
                                                           =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $   980       $   666
  Accrued interest                                             267           442
  Accrued salaries                                             174           383
  Accrued legal and professional fees                          139           335
  Other accrued expenses                                       802           963
  Current portion of long-term debt                          6,820         1,578
                                                           -------       -------

           Total current liabilities                         9,182         4,367
                                                           -------       -------

OTHER LIABILITIES:
  Long-term debt                                             1,175         7,423
  Other long-term obligations                                   10            --
                                                           -------       -------
           Total other liabilities                           1,185         7,423

COMMITMENTS AND CONTINGENCIES (NOTE 13)

SHAREHOLDERS' (DEFICIENCY) EQUITY                           (1,265)        2,512
                                                           -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 9,102       $14,302
                                                           =======       =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(In Thousands Except Per Share Data)

                                                  1997                  1996

OPERATING REVENUES:
  Revenue                                      $   8,691             $  12,344

  Cost of revenue                                  7,232                 7,641
                                               ---------             ---------

           Gross margin                            1,459                 4,703

OPERATING EXPENSES:
  General and administrative                       2,424                 2,515
  Distribution and marketing                       2,218                 2,269
  Research and development                           314                   254
  Depreciation and amortization                    2,174                 1,526
                                               ---------             ---------

           Total operating expenses                7,130                 6,564
                                               ---------             ---------

OPERATING LOSS                                    (5,671)               (1,861)
                                               ---------             ---------

LOSS IN EQUITY OF JOINT VENTURE                      315                   208

LOSS ON CONVERSION OF SENIOR B DEBT                  353                  --

OTHER (INCOME) EXPENSE                            (2,051)                 (344)

INTEREST EXPENSE                                     934                 1,061
                                               ---------             ---------
                                                    (449)                  925
                                               ---------             ---------

LOSS BEFORE INCOME TAXES
                                                  (5,222)               (2,786)

INCOME TAXES                                        --                    --

NET LOSS                                       $  (5,222)            $  (2,786)
                                               =========             =========

AVERAGE COMMON SHARES OUTSTANDING                845,972               816,194
                                               =========             =========

NET LOSS PER SHARE                             $   (6.17)            $   (3.41)
                                               =========             =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(IN THOUSANDS)

                                                                      1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(5,222)   $(2,786)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                     3,020      1,881
    Equity in loss of joint venture                                     315        208
    Stock issued for services                                            20         68
    Deferred convertible interest expense                                38         --
    Foreign currency transaction (gain) loss                           (186)       (83)
    Loss on conversion of Senior B Debt                                 353         --
    Gain from conversion of debt related to litigation settlement    (2,160)        --
    Changes in assets and liabilities net of effect of
      contributions to joint venture:
      Accounts receivable                                               635     (1,088)
      Inventories                                                     1,064      1,288
      Other current assets                                               32        (52)
      Accounts payable and accrued expenses                             113        529
      Other long-term liabilities                                        10         --
                                                                    -------    -------

           Net cash used in operating activities                     (1,968)       (35)
                                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                             (95)       (74)
  Acquisition of intangibles and other assets                            --         20
  Contributions to joint venture                                         --        (33)
                                                                    -------    -------

           Net cash used in investing activities                        (95)       (87)
                                                                    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Series C issued for stock options exercised                            22         --
  Bridge loan proceeds                                                2,036         --
  Issuance of stock                                                      --       4,885
  Proceeds (repayments) from short-term borrowings - net                719       (889)
  Repayment of long-term debt                                        (1,161)    (4,186)
  Proceeds from long term debt                                           --      1,470
  Capital lease payments                                                 (5)        --
  Preferred dividends paid                                               --       (791)
                                                                    -------    -------

           Net cash provided by financing activities                  1,611        489
                                                                    -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 698        (20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    246        347

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        531        184
                                                                    -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   777    $   531
                                                                    =======    =======

BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS,
YEARS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)
(IN THOUSANDS)


Supplemental information on cash flows and non-cash transactions is as follows:

                                                                1997       1996
SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Interest paid                                               $   758    $   588
                                                              =======    =======

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Issuance of Series C Preferred Stock in exchange for:
  Senior B Debt                                               $ 1,609    $    --
  Deferred Interest                                                --        838
  Convertible Investor Loans                                       --      3,257
  Accumulated dividends                                            --        479
  Series A Preferred Stock                                         --      3,344
  Series B Preferred Stock                                         --      6,184
  Conversion of Series C Preferred Stock in exchange
    for Common Stock                                                1         --
                                                              -------    -------

                                                              $ 1,610    $14,102
                                                              =======    =======

Series A dividends paid in common stock                       $    --    $   312
                                                              =======    =======

Series B dividends paid in preferred stock                    $    --    $   479
                                                              =======    =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BIODYNAMICS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(IN THOUSANDS' EXCEPT FOR SHARE DATA)


                                                          Preferred Stock
                                                ------------------------------------    Common                    Cumulative
                                                 Series A     Series B     Series C      Stock       Paid in      Translation
                                                ($.01 par)   ($.01 par)   ($.01 par)   ($.01 par)    Capital      Adjustment
BALANCE, SEPTEMBER 30, 1995                      $      3     $      6     $      0     $     80     $ 17,091     $    282

  Dividends - Series A                                 --           --           --            3           (3)          --
  Dividends - Series B                                 --           --           --                      (479)          --
  Stock issued for services                            --           --           --           --           68           --
  Series C Issued                                      --           --            1           --       14,101           --
  Series A and B Retired                               (3)          (6)          --           --       (9,519)          --
  Net Loss                                             --           --           --           --           --           --
  Foreign currency translation
    adjustment                                         --           --           --           --           --         (335)
                                                 --------     --------     --------     --------     --------     --------

BALANCE, SEPTEMBER 30, 1996                            --           --            1           83       21,259          (53)

  Dividends - Series A                                 --           --           --           --           --           --
  Dividends - Series B                                 --           --           --           --           --           --
  Stock options issued for services                    --           --           --           --           20           --
  Series C issued for stock options
    exercised                                          --           --           --           --           22           --
  Series C Issued on conversion of debt                --           --           --           --        1,609           --
  Common stock issued on conversion of
    Series C                                           --           --           (1)           1           --           --
  Net Loss                                             --           --           --           --           --           --
  Foreign currency translation adjustment              --           --           --           --           --         (206)
                                                 --------     --------     --------     --------     --------     --------

BALANCE, SEPTEMBER 30, 1997                      $     --     $     --     $     --     $     84     $ 22,910     $   (259)
                                                 ========     ========     ========     ========     ========     ========

                                                                                                   Common        Preferred
                                                Accumulated                                        Shares         Shares
                                                  Deficit        Dividends         Total            O/S             O/S
BALANCE, SEPTEMBER 30, 1995                     $  (15,861)     $     (131)     $    1,470       7,987,109        866,221

  Dividends - Series A                                  --              --              --         249,685             --
  Dividends - Series B                                  --              --            (479)             --             --
  Stock issued for services                             --              --              68         101,446             --
  Series C Issued                                       --              --          14,102              --        110,603
  Series A and B Retired                                --              --          (9,528)             --       (866,221)
  Net Loss                                          (2,786)             --          (2,786)             --             --
  Foreign currency translation
    adjustment                                          --              --            (335)             --             --
                                                ----------      ----------      ----------      ----------       --------

BALANCE, SEPTEMBER 30, 1996                        (18,647)           (131)          2,512       8,338,240        110,603

  Dividends - Series A                                  --              --              --              --             --
  Dividends - Series B                                  --              --              --
  Stock options issued for services                     --              --              20              --             --
  Series C issued for stock options
    exercised                                           --              --              22          52,650             --
  Series C Issued on conversion of debt                 --              --           1,609              --         12,625
  Common stock issued on conversion of
    Series C                                            --              --              --      18,484,200       (123,228)
  Net Loss                                          (5,222)             --          (5,222)             --             --
  Foreign currency translation adjustment               --              --            (206)             --             --
                                                ----------      ----------      ----------      ----------       --------

BALANCE, SEPTEMBER 30, 1997                     $  (23,869)     $     (131)     $   (1,265)     26,875,090             --
                                                ==========      ==========      ==========      ==========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)


1.       OPERATIONS AND ORGANIZATION

         In 1997, the ban on the use of human dura mater in two of the Company's important markets had a material adverse affect on the Company's results of operations and financial position. The Company experienced a net loss of $5,222 compared to a net loss of $2,786 in 1996, net cash used in operations of $1,968 compared to $35 in 1996 and a working capital deficiency at September 30, 1997 of $4,182 and a shareholders' deficiency of $1,265. As a result of the financial difficulties the Company initiated a significant restructuring of their capitalization for both short-term and long-term capital requirements. The recapitalization consisted of:

                  - the securing of additional working capital financing in June and September provided through bridge loans that totaled approximately $2,036 (see Note 8);

                  - the conversion of all outstanding Series C preferred stock on September 22, 1997 into common stock and warrants (see Note 9);

                  - the subsequent replacement of the bridge loans with a convertible debenture loan on November 11, 1997 (see
                           Note 8);

                  - the conversion in December 1997 of certain loans by the mezzanine lenders to the Company's German subsidiary into common stock (see Note 8);

                  - and approval and implementation of a one-for-ten reverse stock split on November 11, 1997 to accommodate the various recapitalization transactions (see Note 14).

         The result of the recapitalization has been an improved financial position and significantly reduced interest burden. While the Company continues in its efforts to reverse the ban on human dura mater and further believes it can recover from the resultant loss of business, there can be no assurances that it will be able to do so and that bans in other countries might not be invoked. Further, the Company has forecasted positive cash flows from operations in 1998, however, there can be no assurances that these forecasts will materialize. Management of the Company believes that the changes instituted during fiscal 1997 and 1998 via the securing of additional working capital, the conversion of the Series C preferred stock, the conversion of the mezzanine debt, and the implementation of a one-for-ten stock split will result in increased profitability and cash flow necessary to fund operations.

         Biodynamics International, Inc. with its consolidated subsidiaries (the "Company") processes, manufactures and distributes worldwide, specialty surgical products and tissue processing services for neuro, orthopedic, reconstructive and general surgical applications. The Company's core business is processing human donor tissue utilizing its patented Tutoplast(R) process, for distribution to hospitals and surgeons. Through September 30, 1997, the Company also manufactured and distributed surgical sutures internationally; that business ceased operations as of September 30, 1997.

         The Company processes at its two manufacturing facilities in Germany and the United States and distributes its products and services to over 40 countries worldwide.

         Biodynamics has a 50% joint venture interest in Advanced
         Haemotechnologies, a manufacturer of blood transfusion and filtration equipment. As of January 1998, the Company and its joint venture partner have begun negotiations to dissolve the joint venture.

2.       SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies of the Company are presented below.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

         FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's German subsidiary is the Deutsche Mark ("DM"). Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments are made directly to a separate component of shareholders' equity. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. The Company recognized currency gains of $180 and $86 for 1997 and 1996, respectively. The exchange rates at September 30, 1997 and 1996 were DM 1.76/U.S. Dollar and DM 1.48/U.S. Dollar, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair value of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. For cash and cash equivalents, the carrying amount approximates fair value due to the short maturity of those instruments.

         INVENTORIES - Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods include costs attributable to direct labor and overhead.

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment by estimating its fair value. The fair value is compared to the carrying amount. Depreciation is computed by using the straight line method over the following estimated useful lives of the assets:

           Building and improvements                                    40 years
           Machinery, equipment, furniture and fixtures               3-10 years

         INTANGIBLE AND OTHER ASSETS - Intangible assets consist of patents and trademarks which are stated at acquired cost less accumulated amortization. Patents are amortized on a straight line basis over a weighted average of the remaining patent protection periods of all existing worldwide patents and do not exceed thirteen years. Trademarks and organization costs are amortized straight line over the expected benefit period of five years. The Company periodically reviews the carrying values of goodwill and other intangible assets to assess recoverability, and permanent impairments, if any, would be recognized in current year operations.

         INVESTMENT IN JOINT VENTURE - The Company uses the equity method of accounting for its investment in Advanced Haemotechnologies. Earnings and losses are proportionately allocated after giving effect to special allocations in the Joint Venture Agreement.

         REVENUE AND COST OF REVENUE - Revenue reflected is gross revenue, with net cash discounts and shipping included in cost of revenue. Cost of revenue includes depreciation of $349 and $355 for the years ended September 30, 1997 and 1996, respectively. Revenue for the sale of goods or services is recognized upon the shipment of the processed tissues or sutures.

         RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations as incurred.

         NET LOSS PER COMMON SHARE - Primary per share amounts are computed utilizing the weighted average number of common shares outstanding. Common stock equivalents and fully diluted per share calculations have been excluded due to their antidilutive effect in the periods presented. Primary per share amounts have been affected by the one-for-ten reverse stock split (Note 14) for all periods presented.

         RECLASSIFICATIONS - Certain prior year financial statement balances have been reclassified to conform with the current year presentation.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       CONCENTRATION OF CREDIT RISK

         In the normal course of business, the Company has no financial instruments with off-balance sheet risk. The exposure to risk related to foreign currency exchange rate changes is limited primarily to intercompany transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

         The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues are provided through a broad base of independent distributors. One customer accounted for 8% and 30% in 1997 and 1996, respectively, of consolidated revenue. The Company does not believe that this concentration of sales and credit risks represent a material risk of loss with respect to financial position as of September 30, 1997.

4.       INVENTORIES

         Major classes of inventory at September 30, 1997 and 1996 were as follows:

                                                       1997     1996
           Raw materials                              $1,021   $1,592
           Work in process                             1,002    1,009
           Finished goods                              1,106    1,341
                                                      ------   ------
                                                       3,129    3,942

           Less reserves for obsolescence               (738)    (601)
                                                      ------   ------

                                                      $2,391   $3,341
                                                      ======   ======

         During 1997, the Company reversed an accrual related to a certain product line of which the Company ceased production. This amounted to $114 which is reflected in the inventory balance at September 30, 1997.

5.       INTANGIBLE AND OTHER ASSETS

         Intangible and other assets at September 30, 1997 and 1996 consisted of the following:

                                                               1997      1996
           Patents                                           $ 6,241   $ 8,062
           Trademarks                                          1,478     3,459
                                                             -------   -------

                                                               7,719    11,521

           Less accumulated amortization                      (6,613)   (7,414)
                                                              ------    ------

                                                              $1,106    $4,107
                                                              ======    ======

         At September 30, 1997 and 1996, the Company has assessed the carrying values of all intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". In 1997 and 1996, the Company wrote off patents and trademarks associated with the Company's sutures business and revalued patents to coincide with their remaining lives. The amortization expense for the years ended September 30, 1997 and 1996 was approximately $2,554 and $1,304, respectively. As of September 30, 1997 and 1996, the effect of exchange rates on cash related to intangibles and other assets amounted to $445 and $328, respectively.

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 1997 and 1996 consisted of the following:

                                                   1997        1996
           Land                                  $   460     $   528
           Buildings and improvements              2,187       2,505
           Machinery and equipment                   657         780
           Office furniture and equipment          1,294       1,434
                                                 -------     -------

                                                   4,598       5,247
           Less accumulated depreciation          (1,602)     (1,423)
                                                 -------     -------

                                                 $ 2,996     $ 3,824
                                                 =======     =======

         The Company's property held under capital leases of approximately $58 is included in machinery and office equipment at September 30, 1997 and 1996, respectively. The depreciation expense for the years ended September 30, 1997 and 1996 was approximately $466 and $870, respectively. As of September 30, 1997 and 1996, the effect of exchange rates on cash related to property, plant, and equipment amounted to $457 and $235, respectively.

7.       INVESTMENT IN JOINT VENTURE

         Summarized financial information (in thousands) for Advanced Haemotechnologies (the "Joint Venture") is as follows:

                                                               SEPTEMBER 30,
                                                             1997       1996
                                                               (UNAUDITED)
           Assets:
             Current assets                                 $   134    $   487
             Equipment, net                                      97         58
             Intangible assets, net                              24         38
                                                            -------    -------

           Total assets                                     $   255    $   583
                                                            =======    =======

           Liabilities and Partners' Deficiency:
             Current liabilities                            $    11    $    75
             Notes payable to partner                           833      1,473
             Partners' deficiency                              (589)      (965)
                                                            -------    -------

           Total liabilities and partners' deficiency       $   255    $   583
                                                            =======    =======

           Statement of Operations:
             Product sales                                  $    89    $   517
             Research and development grants                    184        357
             Cost of product sales                              (58)      (286)
             Research and development costs                    (189)      (365)
             Selling, general and administrative expenses       (98)      (116)
             Interest expense                                   (66)      (105)
                                                            -------    -------

           Net Income (loss)                                $  (138)   $     2
                                                            =======    =======


         The Company has cumulative unrecognized losses from the Joint Venture of $136 and $261 at September 30, 1997 and 1996, respectively. At September 30, 1997 and September 30, 1996, the Company's investment was reduced to zero as its share of losses in the Joint Venture exceeded its investment. In August 1996, the Company committed to capital contributions of $200 for the period from August 1996 to March 1997. This entire commitment has been recorded as a loss in equity investment and an accrued liability in 1996. Future generation of income by the Joint Venture will be recognized by the Company only after its share of that income exceeds its share of net losses not recognized. As a result of the negotiations to dissolve the joint venture (Note 1), the Company has decided to provide for the potential liabilities in connection with the dissolution as of September 30, 1997. An amount of $315 has been included in Loss in Equity of Joint Venture in the Company's results of operations.

8.       LONG-TERM DEBT

         Long-term debt at September 30, 1997 and 1996 consisted of the following:

                                                                                     1997       1996
           Revolving credit facilities, interest ranging from 7.75% to 8.5%        $   719    $    --

           Bridge loans, 12% interest, due December 31, 1997                         2,036         --

           Senior debt, 7.75% interest until March 30, 1998
             when terms are renegotiable, due 2008                                   1,215      1,482

           Senior B debt, 10% due December 31, 1999                                     --      1,394

           Mezzanine debt, LIBOR plus 4% interest (7.3125% and 9.625%
             at September 30, 1997 and 1996, respectively); due 1999                 3,978      4,590

           Notes payable, unsecured, 7% interest                                        --      1,438

           Obligation under Non-Compete, 7% interest, due 1996                          --         45

           Capital lease obligations, 8.5% interest, due 2000 (see Note 6)              47         52
                                                                                   -------    -------

                                                                                     7,995      9,001

           Less current portion                                                     (6,820)    (1,578)
                                                                                   -------    -------

                                                                                   $ 1,175    $ 7,423
                                                                                   =======    =======

         Aggregate maturities of long-term debt are: $6,820 - 1998; $101 - 1999; $104 - 2000; $95 - 2001; $103 - 2002 and $772 thereafter.

         Under terms of revolving credit facilities with three banks, the Company may borrow up to DM 1.5 million for working capital needs. The amounts outstanding at September 30, 1997 and 1996 were $719 and $0, respectively. Except as noted below, these borrowings are unsecured.

         In June 1997, the Company received a $1 million short-term loan for working capital purposes from an institutional investor in the Company. In September 1997, the same lender provided an additional loan of $1 million. The loans are collectively known as the "Bridge loans," with 12% interest per annum. On November 11, 1997, the Bridge loans were replaced with a Convertible Debenture Loan which reduced the interest rate to 9% per annum and extended the maturity date to November 11, 2002.

         The Senior debt and one of the revolving credit facilities are with a German bank and secured by a mortgage on the Company's German facility. The Senior debt is repayable in monthly installments through 2008, and the credit facility is repayable as working capital dictates. The debt has been incurred by the Company's German subsidiary but is guaranteed by the parent company.

         The Senior B debt accrues interest which, at the Company's discretion, can be paid either annually or at maturity. This debt is directly convertible into Series C Preferred Stock, can be prepaid at any time, and any amounts not repaid by March 22, 1997 accrue an additional 10% interest. On July 31, 1997, approximately $1,609 of Senior B Debt including accrued interest was converted into 12,625 shares of Series C preferred stock. The Company realized a foreign exchange loss on conversion of $353 which is included in other income/expense in the Company's results of operations.

         The mezzanine debt is repayable in equal installments in 1998 and 1999 and is secured by inventory and a pledge of shares in the German subsidiary. Pursuant to a recapitalization agreement, and in addition to the mezzanine lenders' agreement to participate in the Series C conversion as of year end, the mezzanine lenders agreed to exchange such loans and accrued interest into 26,263,010 shares of common stock subject to the completion of a 1-for-10 reverse stock split occurring on November 10, 1997. On December 24, 1997, all of the Mezzanine debt and accrued interest (approximately $4.1 million) was exchanged for 2,626,301 of the Company's common stock (Note 9).

         Notes payable represent balances due to the previous owner of the Company's German subsidiary. In fiscal year 1995, the Company ceased making payments under this obligation based upon alleged breaches by the previous owner under the Asset Purchase Agreement. On July 1, 1997, the Company settled the litigation with the former owner of its German subsidiary, the settlement cancels approximately $1.6 million of debt, based on current exchange rates, including accrued interest. This gain on settlement is included in other income/expense in the Company's results of operations.

         Obligations under Non-compete relates to the remaining payments due a former director of the Company under a Non-Compete Agreement. Prior to the expiration of the Non-Compete in 1996, both parties agreed to a settlement concerning outstanding obligations. The remaining balance reflects the Company's obligations under the settlement which was paid in 1997.

9.       SHAREHOLDERS' (DEFICIENCY) EQUITY

         Shareholders' (Deficiency) Equity at September 30, 1997 and 1996 consisted of the following:

                                                                        1997        1996
           Shareholders' Equity:
             Preferred Stock, par value $.01 per share, Series C,
               -0- and 110,603 shares issued and outstanding          $     --    $      1
               at September 30, 1997 and 1996, respectively
             Common Stock, par value $.01 per share, with
               26,875,090 and 8,338,240 issued and outstanding
               at September  30, 1997 and 1996, respectively                84          83

           Paid in capital                                              22,910      22,050

           Cumulative Foreign Currency Translation Adjustment             (259)        (53)

           Accumulated deficit                                         (24,000)    (19,569)
                                                                      --------    --------

                                                                      $ (1,265)   $  2,512
                                                                      ========    ========

         CAPITAL STOCK - The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

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

         The following represents the value of the debt and equity exchanged for the Series C Preferred Stock:

           Deferred interest                                           $   838
           Convertible investor loans                                    3,257
           Accumulated dividends                                           479
           Series A Preferred stock                                      3,344
           Series B Preferred stock                                      6,184
                                                                       -------

                                                                       $14,102
                                                                       =======


         On July 31, 1997, 12,625 shares of Series C Preferred stock was exchanged for all of the Senior B debt ($1,244) and accrued interest ($365) as discussed in Note 8.

         The Company sought the cooperation of its institutional investors to provide immediate capital, and to convert the Company's existing preferred stock and debt into equity. On August 29, 1997, the Company reached such an agreement (the "Recapitalization Agreement") with several of its institutional investors.

         Pursuant to the Recapitalization Agreement, the institutional investors, holding a majority of the Company's Series C Preferred Stock (the "Series C Stock"), agreed to approve certain amendments to the terms of such stock, which would allow the Company to immediately convert the Series C Stock into shares of the Company's common stock, par value $.01 per share (the "Common Stock"). The operative changes to the terms of the Series C Stock were the deletion of its anti-dilution provisions, and the authorization of the Board of Directors to mandatorily convert all of the Series C Stock into Common Stock (the "Amendments"). On September 16, 1997, the Amendments were duly approved at a special meeting of the holders of the Series C Stock, and the Board of Directors took action on September 22, 1997 to convert all of the outstanding shares of Series C Stock, in the aggregate, into (i) 18,484,200 shares of Common Stock, and (ii) three-year warrants to purchase an additional 18,484,200 shares of Common Stock for $4,621,050 (the "Series C Warrants"), (the conversion described in this paragraph hereinafter referred to as the "Series C Conversion").

         In the Series C Conversion, one of the institutional investors received 5,475,600 shares of Common Stock, and a Series C Warrant to purchase approximately 5,475,600 additional shares of Common Stock for $1,368,900. The mezzanine lenders received, in exchange for their Series C Stock, an aggregate of

         3,436,500 shares of Common Stock, and Series C Warrants to purchase 3,436,500 additional shares of Common Stock for $859,125. The remaining holders of Series C Stock, in the aggregate, received 9,572,100 shares of Common Stock, and Series C Warrants to purchase 9,572,100 additional shares of Common Stock for $2,393,000.

         One of the institutional investors further agreed to exchange the Bridge Loans for (i) a five-year convertible debenture (the "Debenture"), convertible into 44,132,309 shares of Common Stock, and
         (ii) warrants, exercisable at $2,015,991, for 8,063,963 shares of Common Stock (the "Bridge Loan Warrant"). Similarly, each of the mezzanine lenders agreed to exchange its loans to the Company's German subsidiary, totaling, in the aggregate, approximately $4,100,000 in principal and accrued interest as of August 1997, (the "Mezzanine Loans"), for 2,626,301 shares of Common Stock. The Mezzanine Loans were converted in December 1997.

         STOCK OPTIONS - The Company maintains two stock option plans, the 1996 Stock Option Plan (2,000,000 shares authorized) and the 1992 Stock Option Plan (1,400,000 shares authorized), under which incentive and non-qualified options have been granted to employees, directors and certain key affiliates. Under the Plans, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire either five or ten years from grant.

         Changes in outstanding options for both Plans were as follows:

                                                       NUMBER OF            PRICE
                                                     COMMON SHARES        PER SHARE
           September 30, 1995 Outstanding              1,335,000        $1.00 - $1.10

             Granted                                     150,000        $1.10 - $1.19
             Exercised                                        --              --
             Canceled                                     (7,000)           $1.10
                                                       ---------        -------------

           September 30, 1996 Outstanding              1,478,000        $1.00 - $1.19

             Granted                                   1,697,500        $0.44 - $0.78
             Exercised                                  (200,000)           $1.10
             Canceled                                   (733,500)       $0.78 - $1.19
                                                       ---------        -------------

           September 30, 1997 Outstanding              2,242,000        $0.44 - $1.19
                                                       =========        =============

         Of the outstanding options, a total of 1,214,500 are vested as of September 30, 1997.

         On June 13, 1996, the Company's shareholders approved 750,000 non-qualified options to be granted to its Chief Executive Officer outside of the above-mentioned Stock Option Plans. These options vest with 40% in 1996, 30% in 1997 and 30% in 1998. The option exercise price is $0.85/share and the options expire in 2001.

         Under Statement of Financial Accounting Standard No. 123 ("SFAS 123") (Accounting for Stock-based Compensation), the pro-forma impact of stock options granted as of September 30, 1997 is $0. None of the outstanding options are "in-the-money" as of September 30, 1997 since the market price of the common stock is less than the exercise price of the stock options.

         WARRANTS ISSUED PRIOR TO 1997 - As of September 30, 1997 and 1996, there were outstanding warrants to purchase 165,000 shares of Common Stock at a price of $3.33 and expiring from 1997 - 1998.

         MANAGEMENT INCENTIVE COMPENSATION PLAN - On June 13, 1996, the Company's shareholders approved a 1996 Management Incentive Compensation Plan which authorized 500,000 shares to be issued under this Plan. As of September 30, 1997, no shares have been issued under this Plan.

10.      RELATED PARTY TRANSACTIONS

         The Company has incurred professional fees of $27 in 1996 for investor relations and other services payable to a corporation of which a Company director is a director and minority shareholder.

         One of the Company's five directors is an officer in a company which manages a fund which owns 36,504 shares of the Company's Series C Preferred Stock. In addition, the Company has issued $0 and $34 in 1997 and 1996, respectively, for investor services fees payable to this management company.

         In connection with the financial restructuring of the Company, two of the Company's directors were paid consulting fees of $34 and $43 in 1997.

11.      SEGMENT DATA

         The Company operates principally in one business segment. A summary of the operations and assets by geographical area is as follows:

                                                        NET     OPERATING   IDENTIFIABLE
                                                      REVENUE      LOSS        ASSETS
           For year ended September 30, 1996:
             International                           $ 11,026    $   (853)   $ 13,269
             United States                              1,318      (1,008)      1,033
                                                     --------    --------    --------

                                                     $ 12,344    $ (1,861)   $ 14,302
                                                     ========    ========    ========

           For year ended September 30, 1997:
             International                           $  7,593    $ (3,993)   $  7,316
             United States                              1,098      (1,678)      1,786
                                                     --------    --------    --------

                                                     $  8,691    $ (5,671)   $  9,102
                                                     ========    ========    ========

         Included in International Operations is revenue related to distribution in Germany and Japan. Distribution in Japan represents one customer and accounted for 8% and 30% of consolidated revenue for 1997 and 1996, respectively. Distribution in Germany is not concentrated to any significant customer and accounted for 31% and 20% of consolidated revenue for 1997 and 1996, respectively.

12.      INCOME TAXES

         The Company has recognized a deferred tax asset of $2,827 and $2,477, and a corresponding valuation allowance of $2,827 and $2,477, respectively, at September 30, 1997 and 1996. The principal components of the deferred tax asset for 1997 and 1996, relate to net operating loss carry forwards. Since the Company has generated taxable losses, there is no recognition of the benefit of the deferred tax asset on either a cumulative or current basis.

         As a result of net losses, there was no provision for income taxes for the years ended September 30, 1997 and 1996. Included in each period's net loss is a foreign component of losses of $3,940 in 1997 and $1,660 in 1996, respectively, attributable to the Company's German subsidiary.

         The statutory federal tax rate was 34% for fiscal years 1997 and 1996. The effective tax rate was 0% in fiscal years 1997 and 1996 due to the Company incurring a net operating loss in those years.

         The Company has net operating loss carry forwards ("NOL's") for German income tax purposes of approximately $12,281 [DM 21,610,000] which can be carried forward indefinitely. A valuation allowance has been provided for the full amount of these NOL's in the accompanying statements. Recent rulings by German tax authorities could significantly reduce the amount of NOL's available.

         Under Section 382 of the Internal Revenue Code, as amended by the Tax Reform Act of 1986, a corporation's ability to carry forward its net operating loss and built-in losses following an "ownership change" is limited on an annual basis to an amount equal to the product of the fair market value of the corporation's outstanding stock (including preferred stock) immediately before the ownership change and the long-term tax-exempt interest rate, subject to certain adjustments for built-in gains of the corporation. As a result of the issuance of the Series B Preferred Stock in 1994 and Series C Preferred Stock in 1996, the Company may have experienced an ownership change under Section 382 for fiscal years 1997 and 1996. No determination has been made at this time as to whether an ownership change occurred for income tax purposes since it would have no effect on the financial statements in the current year.

13.      COMMITMENT AND CONTINGENCIES

         GOVERNMENT REGULATION - Effective November, 1996, the French government has prohibited the transplantation of processed dura mater by any company, following a two-year moratorium. All other bioimplants will require governmental approval. The Company generated $60 in fees for distribution to France in 1996. No fees were generated in 1997 in France.

         In March 1997, the World Health Organization ("WHO") issued a press release recommending that dura mater no longer be used for neurosurgery. Following this press release, Japan and Italy elected to ban the use of dura mater. The ban had a material adverse effect on the 1997 financial results of the Company. The final September 1997 WHO report qualified the March recommendation stating that if dura mater is used, only material which is from non-pooled sources, originating from carefully screened donors, and subjected to validated inactivation treatment should be considered. All dura mater provided by the Company meets these requirements.

         Subsequent to the WHO recommendation, the German Ministry of Health and the U.S. FDA undertook thorough assessments of the safety of dura mater for neurosurgery and concluded that the tissue could be used, if safety measures such as the aforementioned ones are observed. Since Tutoplast(TM) processed dura mater meets these safety measures, it continues to be accepted by both the U.S. FDA and the German Ministry of Health.

         While the Company continues in its efforts to reverse the dura mater ban in Japan and Italy, and further believes that it can successfully recover from the loss of business in these territories, there can be no assurances that other countries will not invoke a similar ban.

         OPERATING LEASES - The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $364 and $343 per year for the years ending September 30, 1997 and 1996, respectively.

         Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1997 are as follows:

           1998                                                         $337,625
           1999                                                          238,425
           2000                                                          173,008
           2001                                                          153,580
           2002                                                           42,427
           Thereafter                                                         --
                                                                        --------

                                                                        $945,065
                                                                        ========

14.      SUBSEQUENT EVENTS

         On November 10, 1997, the Board of Directors approved a 1-for-10 reverse stock split (the "Reverse Split"). The Reverse Split reduced the number of common shares outstanding at October 10, 1997 (herein "effective date") from approximately 26,875,000 shares to 2,687,500 shares. As of the effective date, there were outstanding options to purchase an aggregate 2,492,000 shares of common stock. The Reverse Split agreement provides for an automatic adjustment of the number of shares and the price per share of common stock shares that may be purchased under the 1996 Stock Option Plan and 1992 Stock Option Plan (herein the "Plans") (see Note 9). The Company subsequently canceled all of the outstanding stock options previously issued under its stock option plans (the "Old Options"), (to current employees and directors) and replaced them with new options (the "New Options"), to remedy the negative effect of the Reverse Split on the exercise prices of Old Options which had ranged from $0.4375 per share to $1.10 per share before the Reverse Split, and $4.375 per share to $11.00 per share after the Reverse Split. Generally, New Options were issued for a new number of shares of Common Stock which new number of shares is 40% of the former number of shares into which the Old Options were exercisable before the Reverse Split. The exercise price of the New Options is equivalent to the market price of the Common Stock on the date of the grant of the New Options, $1.57.

         The following table illustrates the principal effects of the Reverse Split as discussed in the preceding paragraphs:

                                                                       NUMBER OF          NUMBER OF
                                                                       SHARES OF          SHARES OF
                                                                     COMMON STOCK        COMMON STOCK
                                                                        PRIOR TO            AFTER
                                                                     REVERSE SPLIT      REVERSE SPLIT
           Authorized                                                  30,000,000        30,000,000
           Outstanding                                                 26,875,090         2,687,509
           Reserved for future issuance under Option Plan               2,000,000         2,000,000*
           Reserved for issuance under Management
             Compensation Plan                                            500,000           500,000*
           Subject to issuance upon exercise of all
             outstanding Warrants                                      18,484,200         1,848,420
           Subject to issuance upon conversion of
             Renaissance's Debenture and Debenture/Warrant             52,196,272         5,219,628
           Available for future issuance by action of the Board
             of Directors (after giving effect to the above
             reservations)                                                     --        19,994,443

           * Shareholders approved increases in the number of shares subject to the Company's stock option plan and Management Compensation Plan to 2,000,000 and 500,000, respectively.

         The impact of the 1-for-10 Reverse Split and conversion of the mezzanine debt is presented below as if it had occurred as of September 30, 1997, on a pro forma basis.

                                                               AS
                                                            REPORTED     PRO FORMA
           Current portion of long-term debt                 $6,820        $  806
           Long-term debt                                     1,175         3,249
           Stockholder's equity (deficiency)                 (1,265)        2,907