Form 10KSB/A
period 1997-09-30
BIODYNAMICS INTERNATIONAL INC
filed 1998-03-03
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-KSB/A

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended September 30, 1997 were $8,691,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 1,664,374 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $1,880,743.00 as of January 30, 1998.

As of January 30, 1998, there were approximately 5,313,810 shares outstanding of the issuer's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ---      ---
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Index to Exhibits
     3.2      Articles of Incorporation of Registrant.**

     3.3      Articles of Amendment to Articles of Incorporation
                 Establishing Series A Preferred Stock.*

     3.4      Articles of Amendment to Articles of Incorporation
                 Establishing Series B Preferred Stock.*

     3.5      Articles of Amendment to Articles of Incorporation
                 Establishing Series C Preferred Stock.*

     3.6      Articles of Amendment to Articles of Incorporation
                 Increasing the Number of Authorized Shares.*

     3.7      Articles of Amendment to Articles of Incorporation
                 Amending the Terms of the Series C Preferred Stock.*

     3.8      Articles of Amendment to Articles of Incorporation
                 Effecting the Reverse Stock Split.*

     10.1     Convertible Debenture Loan Agreement, dated November 11, 1997, by and between Biodynamics International, Inc., and its Wholly-
                 Owned Subsidiaries, and Renaissance Capital Partners II, Ltd.*

     10.2     Nine Percent (9%) Convertible Debenture of Biodynamics
                 International, Inc., Issued to Renaissance Capital Partners II,
                 Ltd., dated November 11, 1997.*

     10.3     Second Amendment to Security Agreement, dated December 31, 1997, by Biodynamics International, Inc., for the benefit of Renaissance Capital Partners II, Ltd.*

     10.4     Second Amendment to Security Agreement (Stock Pledge Agreement),
                 dated December 31, 1997, by Biodynamics International, Inc., for the benefit of Renaissance Capital Partners II, Ltd.*

     10.5     Joint Venture Agreement between Biodynamics International, Inc.
                 and Texas Medical Products dated November 1, 1990.*

     10.6     Employment Agreement between Biodynamics International, Inc.
                 and Karl H. Meister, dated June 12, 1996.*

     21       Subsidiaries of Registrant.*

     23       Consent of Independent Auditors


27            Financial Data Schedule.*

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

     Report on Working Capital Negotiations - Filed August 5, 1997.

     Report on Working Capital Negotiations - Filed September 2, 1997.

     Mr. Laurie Rostron resigns from Board - Filed September 2, 1997.

     Report on Recapitalization Agreement - Filed September 16, 1997.

                                   SIGNATURES

     In accordance with the Section 13 of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: March 2, 1998

                           BIODYNAMICS INTERNATIONAL, INC.


                           /s/ Karl H. Meister
                           -----------------------------
                           Karl H. Meister
                           President, Chief Executive and Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature                           Title                         Date
---------                           -----                         ----
-----------------------------       Director
G. Russell Cleveland


 /s/ Charles C. Dragone             Director                   March 2, 1998
-----------------------------
Charles C. Dragone


                                   Director
-----------------------------
Dr. J. Harold Helderman


 /s/ Karl H. Meister                Director                   March 2, 1998
-----------------------------
Karl H. Meister


 /s/ Elroy G. Roelke                Director                   March 2, 1998
-----------------------------
Elroy G. Roelke