Form 10QSB
period 1997-12-31
BIODYNAMICS INTERNATIONAL INC
filed 1998-03-19
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(MARK ONE)

XX Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 1997.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from__ to__.



COMMISSION FILE NUMBER:                                                  0-16128


                        BIODYNAMICS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                              59-3100165
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


1719 ROUTE 10, SUITE 314, PARSIPPANY, NEW JERSEY                           07054
(Address of Principal Executive Offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (973) 359-8444


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:                 NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


      COMMON STOCK, PAR VALUE $.01
            (Title of Class)       (Name of Each Exchange on Which Registered)


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

As of February 14, 1998 there were outstanding 5,313,832 shares of Biodynamics International, Inc. Common Stock, par value $.01.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                                         (unaudited)       (audited)
                                                         December 31      September 30
                                                             1997             1997
                                                         ------------     ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $        241     $        777
    Accounts receivable                                        1,555            1,738
    Inventories                                                2,769            2,391
    Other current assets                                          67               94
                                                        ------------     ------------
                                                               4,632            5,000

PROPERTY, PLANT AND EQUIPMENT, NET                             2,889            2,996

INTANGIBLE AND OTHER ASSETS, NET                                 935            1,106
                                                        ------------     ------------
TOTAL ASSETS                                            $      8,456     $      9,102
                                                        ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                    $        709     $        980
    Accrued interest                                              26              267
    Other accrued expenses                                       949            1,115
    Note payable and debt, current portion                       887            6,820
                                                        ------------     ------------
                                                               2,571            9,182

OTHER LIABILITIES
    Long-term debt                                             3,201            1,175
    Other long-term obligations                                   10               10

SHAREHOLDERS' EQUITY (DEFICIENCY)                              2,674           (1,265)
                                                        ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $      8,456     $      9,102
                                                        ============     ============




See accompanying Notes to Consolidated Financial Statements.

                 BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands except per share data)




                                                           THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------
                                                               1997               1996
                                                           ----------        -------------
OPERATING REVENUES
         Revenue                                           $   1,942          $   2,486
         Cost of revenue                                       1,162              1,438
                                                           ---------          ---------
             Gross margin                                        780              1,048


OPERATING EXPENSES
         General and administrative                              387                544
         Distribution and marketing                              292                572
         Research and development                                 66                 27
         Depreciation and amortization                           183                363
                                                           ---------          ---------
                                                                 928              1,506

OPERATING LOSS                                                  (148)              (458)


Other income                                                     (19)                (8)
Interest expense                                                  94                190
                                                           ---------          ---------
                                                                  75                182

NET LOSS BEFORE INCOME TAXES                                    (223)              (640)

Income taxes                                                       9                  -
                                                           ---------          ---------

NET LOSS                                                   $    (232)         $    (640)
                                                           =========          =========
Average common shares outstanding                          4,430,906            835,426
                                                           =========          =========

Net loss per share                                         $   (0.05)         $   (0.77)
                                                           =========          =========



See accompanying Notes to Consolidated Financial Statements

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)



                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                             1997               1996
                                                         -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $    (232)        $     (640)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                  210                455
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                         183                571
     Inventories                                                (378)                27
     Prepaid expenses and other current assets                    27               (138)
     Accounts payable and accrued expenses                      (678)              (716)
                                                           ---------         ----------
        Net cash used in operating activities                   (868)              (441)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                     (19)               (23)
   Decreases in intangible and other assets                                          28
                                                           ---------         ----------
      Net cash provided by (used in) investing activities        (19)                 5


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock                                          4,185                 22
    Proceeds from short-term borrowings                           78                302
    Repayment of short-term borrowings                        (3,937)               (14)
    Repayment of long-term debt                                  (48)              (237)
                                                           ---------         ----------
         Net cash provided by financing activities               278                 73


EFFECT OF EXCHANGE RATE CHANGES ON CASH                           73                 (4)

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (536)              (367)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 777                531
                                                           ---------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     241         $      164
                                                           =========         ==========
------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES
    Interest paid                                          $      30         $      267
                                                           =========         ==========



See accompanying Notes to Consolidated Financial Statements

                BIODYNAMICS INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                          (IN 000S, EXCEPT SHARE DATA)



(1) OPERATIONS AND ORGANIZATION
    During the year ended September 30, 1997, the ban on the use of human dura mater in two of the Company's important markets had a material adverse affect on the Company's results of operations and financial position. As a result, the Company initiated a significant restructuring of their capitalization for both short-term and long-term capital requirements. The recapitalization consisted of five major segments, which were ratified by the Company's lenders and shareholders in 1997. The recapitalization enabled the Company to obtain additional working capital financing while reducing the Company's debt/ interest burden and preferred stock capitalization. As a result, holders of selected debt and Series C preferred stock converted their holdings to the Company's common stock. While additional working capital financing in the way of bridge loans and the Series C preferred stock conversion were completed in fiscal 1997, the remainder of the recapitalization program was completed in the quarter ended December 31, 1997. This included the replacement of the bridge loans with a convertible debenture loan on November 11, 1997 (see Note 4) and the conversion in December 1997 of certain loans by the mezzanine lenders to the Company's German subsidiary to common stock (see Note 4).
    Additionally, a one-for-ten reverse stock split on November 11, 1997 was implemented to accommodate the various recapitalization transactions (see
    Note 3).

    While the Company continues in its efforts to reverse the ban on human dura mater and further believes it can recover from the resultant loss of business, there can be no assurances that it will be able to do so and that bans in other countries might not be invoked. Further, the Company has forecasted positive cash flows from operations in fiscal 1998, however there can be no assurances that these forecasts will materialize. Management of the Company believes that the changes instituted during fiscal 1997 and 1998 via the securing of additional working capital, the conversion of the Series C preferred stock, the conversion of the mezzanine debt, and the implementation of a one-for-ten stock split will result in increased profitability and cash flow necessary to fund operations.

    Biodynamics International, Inc. with its consolidated subsidiaries processes, manufactures and distributes worldwide specialty surgical products and tissue processing services for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts") utilizing its patented Tutoplast(R) process for distribution to hospitals and surgeons.


(2) SIGNIFICANT ACCOUNTING POLICIES
    In the opinion of management, the accompanying unaudited consolidated financial statements of Biodynamics International, Inc. and the unaudited results of operations and cash flows for the three months ended December 31, 1997 and 1996 have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1997. Significant accounting policies of the Company are presented below.

    FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. The translation of the subsidiary's operations reflect a strengthening of the U.S. dollar against the Deutsche Mark to an average exchange rate of DM 1.76 from DM 1.54 for the three months ended
    December 31, 1997 and 1996, respectively.


    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

    RECLASSIFICATIONS. Certain prior period financial statement balances have been reclassified to conform with the current period presentation.

(3) SHAREHOLDERS' EQUITY (DEFICIENCY)

    Shareholders' equity (deficiency) at December 31, 1997 and September 30, 1997 consisted of the following:

                                                                      (unaudited)              (audited)
                                                                      December 31,           September 30,
                                                                        1997                      1997
                                                                        -----                     ----
         Shareholders' Equity (deficiency):
          Common Stock, par value $.01 per share, with
          5,319,852 and 26,875,090 issued and outstanding
          at December 31, 1997 and September 30, 1997,
          respectively                                                       53                     269

         Paid in capital                                                 27,126                  22,725

         Cumulative Foreign Currency Translation Adjustment                (274)                   (259)

         Accumulated deficit                                            (24,231)                (24,000)
                                                                        -------                --------

                                                                        $ 2,674                $ (1,265)
                                                                        =======                ========



    On November 10, 1997, the Board of Directors approved a 1-for-10 reverse stock split (the "Reverse Split"). The Reverse Split reduced the number of common shares outstanding at October 10, 1997 (herein "effective date") from approximately 26,875,000 shares to 2,687,500 shares. As of the effective date, there were outstanding options to purchase an aggregate 2,492,000 shares of common stock. The Reverse Split agreement provides for an automatic adjustment of the number of shares and the price per share of common stock shares that may be purchased under the 1996 Stock Option Plan and 1992 stock Option Plan (herein the"Plans"). The Company subsequently canceled all of the outstanding stock options previously issued under its stock option plans (the "Old Options"), (to current employees and directors) and replaced them with new options (the "New Options"), to remedy the negative effect of the Reverse Split on the exercise prices of Old Options which had ranged from $0.4375 per share to $1.10 per share before the Reverse Split, and $4.375 per share to $11.00 per share after the Reverse Split. Generally, New Options were issued for a new number of shares of Common Stock which new number of shares is 40% of the former number of shares into which the Old Options were exercisable before the Reverse Split. The exercise price of the New Options is equivalent to the market price of the Common Stock on the date of the grant of the New Options, $1.57.

    On December 24, 1997, all of the mezzanine debt and related accrued interest (approximately $4.1 million), which was carried by the Company's German subsidiary, was exchanged for 2,626,301 shares of the Company's Common Stock.

(4) LONG-TERM DEBT

    Long-term debt at December 31, 1997 and September 30, 1997 consisted of the following:

                                                                               (unaudited)       (audited)
                                                                               December 31,     September 30,
                                                                                  1997               1997
                                                                                 -------             ----
         Revolving credit facilities interest ranging
                 from 7.75% to 8.5%                                              $   797             $   719

         Bridge loans, 12% interest due December 31, 1997                              -               2,036

         Senior debt, 7.75% interest until March 30, 1998
                 when terms are renegotiable                                       1,183               1,215

         Mezzanine debt, LIBOR plus 4%, interest
                 (7.3125% at September 30, 1997); due 1999                             -               3,978

         Capital lease obligations, 8.5% interest due 2000                            34                  47

         Convertible debenture, 9% interest due 2002                               2,074                   -
                                                                                 -------             -------

                                                                                   4,088               7,995
         Less current portion                                                        887               6,820
                                                                                 -------             -------
                                                                                 $ 3,201             $ 1,175
                                                                                 =======             =======


    On December 24, 1997, all of the Mezzanine debt and related accrued interest (approximately $4.1 million) was exchanged for 2,626,301 of the Company's common stock.

    On November 11, 1997 one of the institutional investors agreed to exchange the Bridge loans for a five-year convertible debenture convertible into 4,413,231 shares of common stock and warrants exercisable at $2,015,991 for 806,396 shares of common stock.


(5) SUBSEQUENT EVENT

    On January 14, 1998 the Company entered into an agreement with Mentor Corporation "Mentor" for the purpose of granting a license to Mentor to exclusively distribute selected products "Product" which the Company processes utilizing the Tutoplast(R) process. This license grants Mentor the right to distribute Product on an exclusive basis in their field of use which is defined as all urological and gynecological applications and procedures in the United States and all foreign markets. The term of the agreement is for seven years with options to extend on the same terms and conditions for an additional five (5) year period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (Amounts in thousands)

Results of Operations

Comparisons between the 1997 and 1996 periods should recognize the approximate 14% increase in the U.S. dollar against the German Deutsche Mark. The effect of such increase will result in lower revenues, expenses and net loss.

Net loss
Net loss for the three months ended December 31, 1997 totaled $232 or $0.05 per share as compared to $640 or $0.77 per share for the same period a year ago. The reduction in the net loss is directly attributed to reductions made in depreciation, selling, general and administrative expenses as a result of the 1997 downsizing in operations necessitated by the ban on the use of human dura mater tissue in the Japanese market during the quarter ending June 30, 1997. In addition, the Company completed the restructuring of its capitalization during the quarter ending December 31, 1997. As such, interest expense for the period was reduced by $96 or 51% from the comparable period a year ago.

Revenue and Cost of Revenue
Revenue for the three months ended December 31, 1997 decreased 22% to $1,942 from $2,486 for the comparable period. The decrease is largely attributed to the absence of revenues in the quarter ended December 31, 1997 associated with the ban on the use of human dura mater tissue in the Japanese market and the discontinuation of the Company's unprofitable sutures business.

Gross margins decreased to 40% from 42% for the comparable three-month period last year. The decrease is primarily attributable to unabsorbed overhead in international operations and lower than expected yield rates on processed tissue in the U.S. operations.

General and Administrative
General and administrative expenses decreased 29% to $387 from $544 for the three month period ending December 31, 1997 and 1996, respectively. The reduction is due primarily to a reduction in legal and consulting expenses.

Distribution and Marketing
Distribution and marketing expenses decreased 49% to $292 from $572 for the three month periods ending December 31, 1997 and 1996 respectively. The decrease is also associated with the cost saving measures instituted as a result of the ban on the use of human dura mater in the Japanese market.

Research and Development
Research and development expenses increased 144% to $66 from $27 for the three month period ending December 31, 1997 and 1996 respectively. The Company has elected to increase investments in research and development to enable the offering of new products and to improve existing products.

Depreciation and Amortization
Depreciation and amortization decreased 50% to $183 from $363 for the three month period ending December 31, 1997 and 1996, respectively. The reduction in depreciation and amortization is attributed to substantial write downs of intangible and fixed assets taken with respect to the Company's international operations during the quarter ending September 30, 1997.

Other Income
Other income increased by 138% to $19 from $8 for the three month period ending December 31, 1997 and 1996, respectively.

Interest Expense
Interest expense declined 51% to $94 from $190 for the three month period ending December 31, 1997 and 1996, respectively. The reduction is directly attributed to the capital restructuring which was completed during the quarter ending December 31, 1997. The restructuring included the conversion of long-term debt to common stock.

Liquidity and Capital Resources
At December 31, 1997 and September 30, 1997 the Company had working capital of $2,061 and negative working capital of $4,182 respectively. The Company maintains current working capital lines totaling DM 1,500 (approximately $825) with several German banks. At December 31, 1997 the Company had borrowed $785 against these lines.

The significant improvement in the working capital position from September 30, 1997 to December 31, 1997 was due to the recapitalization of the capital structure of the company that was completed during the three months ending December 31, 1997. In the past the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. The Company is actively negotiating with its institutional investors for loans/ investments to bridge its working capital needs. In addition the Company is continuing to seek other investors to infuse additional capital into the Company. While the Company believes that it will be successful in securing new funding, there can be no assurances that it will be able to do so. Lack of new funding along with the inability to increase processing revenues could result in a curtailment of operations in the future.

The Company's ability to generate operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations and cash flow.

PART II.    OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS.
                     None

ITEM 2.     CHANGES IN SECURITIES.
            On November 10, 1997, the Company affected a 1-for-10 reverse stock split (the "Reverse Split"). The Reverse Split reduced the number of common shares outstanding at October 10, 1997 (herein "effective date") from approximately 26,875,000 shares to 2,687,500 shares. Reference is made to definitive Proxy dated October 20, 1997 on file with the Commission. See Item 4.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
                     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            (a)  Special meeting of shareholders held on November 10, 1997
            (b)  Not applicable.
            (c)  i   Proposal to reduce the number of outstanding shares of
                 the Company's Common Stock through a one-for-ten reverse split of the shares. Shareholder vote result:
                 FOR: 15,874,200  AGAINST: NONE    ABSTAIN: NONE

                 ii Proposal to amend the Company's 1996 Incentive and Non-Statutory Stock Option Plan to increase the shares of Common Stock covered by such plan from 200,000 to 2,000,000 shares. Shareholder vote result: FOR: 15,874,200
                 AGAINST:  NONE    ABSTAIN: NONE

                 iii Proposal to grant a Special Stock Option to purchase 300,000 shares of Common Stock to the President and Chief Executive Officer. Shareholder vote result:
                 FOR: 15,874,200  AGAINST: NONE   ABSTAIN:  NONE

                 iv Proposal to amend the Company's 1996 Management Compensation Plan to increase the shares of Common Stock subject thereto from 50,000 to 500,000 shares. Shareholder
                 vote result:  FOR: 15,874,200   AGAINST:  NONE   ABSTAIN:  NONE

ITEM 5.     OTHER INFORMATION.

                 On January 5, 1998 Peter J. Finnerty resigned as Chief Financial Officer and Secretary of the Company to pursue other business opportunities.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS



  3.2**               Articles of Incorporation of Registrant

  3.3*                Articles of Amendment to Articles of Incorporation establishing Series A Preferred Stock

  3.4*                Articles of Amendment to Articles of Incorporation establishing Series B Preferred Stock

  3.5*                Articles of Amendment to Articles of Incorporation establishing Series C Preferred Stock

  3.6*                Articles of Amendment to Articles of Incorporation Increasing the Number of Authorized Shares.

  3.7*                Articles of Amendment to Articles of Incorporation Amending the Terms of the Series C Preferred Stock.




  3.8*                Articles of Amendment to Articles of Incorporation Effecting Reverse Stock Split.

 10.1*                Convertible Debenture Loan Agreement, dated November 11, 1997, by and between Biodynamics
                      International, Inc., and its Wholly-Owned Subsidiaries, and Renaissance Capital Partners II, Ltd.

 10.2*                Nine Percent (9%) Convertible Debenture of Biodynamics International, Inc., Issued to Renaissance Capital
                      Partners II, Ltd., dated November 11, 1997.

 10.3*                Second Amendment to Security Agreement, dated December 31, 1997, by Biodynamics International, Inc., for the
                      benefit of Renaissance Capital Partners II, Ltd.

 10.4*                Second Amendment to Security Agreement (Stock Pledge Agreement), dated December 31, 1997, by Biodynamics
                      International, Inc., for the benefit of Renaissance Capital Partners II, Ltd.

 10.5*                Joint Venture Agreement between Biodynamics, Inc. And Texas Medical Products dated November 1, 1990.

 10.6*                Employment Agreement between Biodynamics International, Inc. and Karl H. Meister, dated June 12, 1996.

 21*                  Subsidiaries of Registrant

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



                                    BIODYNAMICS INTERNATIONAL, INC.




Date:  March 16, 1998               /s/ Karl H. Meister
                                    -----------------------------------
                                    President, Chief Executive
                                    and Financial Officer