Form 10QSB
period 1998-03-31
TUTOGEN MEDICAL INC
filed 1998-05-08
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

XX Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the period ended March 31, 1998.

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from__ to__.



COMMISSION FILE NUMBER:                                                  0-16128

                              TUTOGEN MEDICAL, INC.
                   (FORMERLY BIODYNAMICS INTERNATIONAL, INC.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_.

As of May 4, 1998 there were outstanding 5,313,822 shares of Biodynamics International, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page
PART I.                               Financial Information.

                    ITEM 1.           Financial Statements.

                                      Consolidated Balance Sheets - March 31, 1998 and        1
                                      December 31, 1997.

                                      Consolidated Statements of Operations for the           2
                                      three and six months ended March 31, 1998 and
                                      1997.

                                      Consolidated Statements of Cash Flows for the           3
                                      three and six months ended March 31, 1998 and
                                      1997.

                                      Notes to Consolidated Financial Statements.             4

                    ITEM 2.           Management's Discussion and Analysis of Financial       7
                                      Condition and Results of Operations.

PART II.                              Other Information.


                    ITEM 4.           Submission of Matters to a Vote of                      9
                                      Security-Holders.

                    ITEM 6.           Exhibits and Reports on Form 8-K                        9

SIGNATURES                                                                                   10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       (unaudited)    (audited)
                                                        March 31     September 30
                                                          1998           1997
                                                         -------        -------
ASSETS

Current Assets
    Cash and cash equivalents                            $   756        $   777
    Accounts receivable                                    1,711          1,738
    Inventories                                            3,202          2,391
    Other current assets                                     190             94
                                                         -------        -------
                                                           5,859          5,000

Property, plant and equipment, net                         2,796          2,996

Intangible and other assets, net                             762          1,106
                                                         -------        -------
TOTAL ASSETS                                             $ 9,417        $ 9,102
                                                         =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY (Deficiency)

Current Liabilities
    Accounts payable                                     $ 1,247        $   980
    Accrued interest                                          72            267
    Other accrued expenses                                 1,003          1,115
    Note payable and debt, current portion                   862          6,820
                                                         -------        -------
                                                           3,184          9,182

Other Liabilities
    Long-term debt                                         3,643          1,175
    Other long-term obligations                               10             10

Shareholders' Equity (Deficiency)                          2,580         (1,265)
                                                         -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 9,417        $ 9,102
                                                         =======        =======

See accompanying Notes to Consolidated Financial Statements.

                                               TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands except per share data)



                                                              THREE MONTHS ENDED MARCH 31,             SIX MONTHS ENDED MARCH 31,
                                                                1998                1997                1998                1997
                                                            -----------         -----------         -----------         -----------
OPERATING REVENUES
          Revenue                                           $     2,047         $     2,138         $     3,997         $     4,624
          Cost of revenue                                         1,105               1,291               2,272               2,729
                                                            -----------         -----------         -----------         -----------

             Gross margin                                           942                 847               1,725               1,895


OPERATING EXPENSES
         General and administrative                                 474                 512                 863               1,056
         Distribution and marketing                                 371                 540                 665               1,112
         Research and development                                    58                 110                 124                 137
         Depreciation and amortization                              173                 332                 356                 695
                                                            -----------         -----------         -----------         -----------
                                                                  1,076               1,494               2,008               3,000

OPERATING LOSS                                                     (134)               (647)               (283)             (1,105)


License fee                                                        (200)                 --                (200)                 --
Other income                                                        (44)                258                 (67)                250
Interest expense                                                     83                 162                 180                 352
                                                            -----------         -----------         -----------         -----------
                                                                   (161)                420                 (87)                602

NET INCOME (LOSS) BEFORE INCOME TAXES                                27              (1,067)               (196)             (1,707)

Income taxes                                                          3                  --                  12                  --
                                                            -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                           $        24         $    (1,067)        $      (208)        $    (1,707)
                                                            ===========         ===========         ===========         ===========

Average common shares outstanding                             5,313,832           8,551,000           4,867,482           8,451,000
                                                            ===========         ===========         ===========         ===========

Net income (loss) per share                                 $      0.01         $     (0.12)        $     (0.04)        $     (0.20)
                                                            ===========         ===========         ===========         ===========


See accompanying Notes to Consolidated Financial Statements

                                                                  2

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED MARCH 31,
                                                                    1998              1997
                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (208)          $(1,707)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        637               883
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                                27               (36)
     Inventories                                                      (811)             (892)
     Prepaid expenses and other current assets                         (96)             (129)
     Accounts payable and accrued liabilities                          (40)            1,129
                                                                   -------           -------
        Net cash used in operating activities                         (491)             (752)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                           (93)              (43)
   Increases in intangible and other assets                             --                26
                                                                   -------           -------
      Net cash provided by (used in) investing activities              (93)              (17)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock                                                4,185                22
    Proceeds from long-term borrowings                                 500               782
    Repayment of short-term borrowings                              (3,886)             (205)
    Repayment of long-term debt                                       (119)             (248)
                                                                   -------           -------
         Net cash provided by financing activities                     680               351


EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (117)              (78)

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (21)             (496)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       777               531
                                                                   -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   756           $    35
                                                                   =======           =======


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                $   180           $   342
                                                                   =======           =======

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)



(1)  OPERATIONS AND ORGANIZATION
     Tutogen Medical, Inc. (formerly Biodynamics International, Inc.) with its consolidated subsidiaries ("the Company") processes, manufactures and distributes worldwide specialty surgical products and tissue processing services for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts") utilizing its patented Tutoplast(R) process for distribution to hospitals and surgeons. At the Annual Meeting of shareholders of the Company held on March 30, 1998, the Company's shareholders approved the proposal to change the name of the Company from "Biodynamics International, Inc." to "Tutogen Medical, Inc."

     During the year ended September 30, 1997, the ban on the use of human dura mater in two of the Company's important markets had a material adverse effect on the Company's results of operations and financial position. As a result, the Company initiated a significant restructuring of their capitalization for both short-term and long-term capital requirements. The recapitalization consisted of five major segments, which were ratified by the Company's lenders and shareholders in 1997. The recapitalization enabled the Company to obtain additional working capital financing while reducing the Company's debt/interest burden and preferred stock capitalization. As a result, holders of selected debt and Series C preferred stock converted their holdings to the Company's common stock. While additional working capital financing in the way of bridge loans and the Series C preferred stock conversion were completed in 1997, the remainder of the recapitalization program was completed in the quarter ended December 31, 1997. This included the replacement of the bridge loans with a convertible debenture loan on November 11, 1997 (see Note 4) and the conversion in December 1997 of certain loans by the mezzanine lenders to the Company's German subsidiary to common stock (see Note 4). Additionally, a one-for-ten reverse stock split on November 11, 1997 was implemented to accommodate the various recapitalization transactions (see Note 3).

(2)  SIGNIFICANT ACCOUNTING POLICIES
     In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1997. Significant accounting policies of the Company are presented below.

     FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. The translation of the subsidiary's operations reflect a strengthening of the U.S. dollar against the Deutsche Mark to an average exchange rate of DM 1.79 and DM 1.59 for the six months ended March 31, 1998 and 1997, respectively.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

     RECLASSIFICATIONS. Certain prior period financial statement balances have been reclassified to conform with the current period presentation.


(3)  SHAREHOLDERS' EQUITY (DEFICIENCY)

     Shareholders' equity (deficiency) at March 31, 1998 and September 30, 1997 consisted of the following:

                                                                  (unaudited)       (audited)
                                                                   March 31,      September 30,
                                                                     1998             1997
                                                                   --------         --------
         Shareholders' Equity (deficiency):
         Common Stock, par value $.01 per share, with
         5,313,832 and 26,875,090 issued and outstanding
         at March 31, 1998 and September 30, 1997,
         respectively                                              $     53         $     84

         Paid in capital                                             27,126           22,910

         Cumulative Foreign Currency Translation Adjustment            (391)            (259)

         Accumulated deficit                                        (24,208)         (24,000)
                                                                   --------         --------

                                                                   $  2,580         $ (1,265)
                                                                   ========         ========


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

On December 24, 1997, all of the mezzanine debt and related accrued interest (approximately $4.1 million), that was carried by the Company's German subsidiary, was exchanged for 2,626,301 shares of the Company's Common Stock.

(4)  LONG-TERM DEBT

     Long-term debt at March 31, 1998 and September 30, 1997 consisted of the following:

                                                                 (unaudited)   (audited)
                                                                  March 31,   September 30,
                                                                    1998          1997
                                                                   ------        ------
         Revolving credit facilities interest ranging
               from  7.75% to 8.5%                                 $  773        $  719

         Bridge loans, 12% interest due; December 31, 1997             --         2,036


         Senior debt, 7.75% interest until March 30, 1998
                 when  terms are renegotiable
                                                                    1,127         1,215

         Mezzanine debt, LIBOR plus 4%, interest
                 (7.3125% at September 30, 1997); due 1999             --         3,978

         Capital lease obligations, 8.5% interest due; 2000            31            47

         Convertible debenture, 9% interest due; 2002               2,574            --
                                                                   ------        ------


                                                                    4,505         7,995
               Less current portion                                 1,362         6,820
                                                                   ------        ------
                                                                   $3,143        $1,175
                                                                   ======        ======

On December 24, 1997, all of the Mezzanine debt and related accrued interest (approximately $4.1 million) was exchanged for 2,626,301 of the Company's common stock.

On November 11, 1997, one of the institutional investors agreed to exchange the bridge loans for a five-year convertible debenture convertible into 4,413,231 shares of common stock and warrants exercisable at $2,015,991 for 806,396 shares of common stock.

On March 23, 1998, the Company received $500,000 from one of its institutional investors and issued a 9% convertible debenture, due in November 2002.


(5)   DISTRIBUTION AGREEMENT

On January 14, 1998, the Company entered into an agreement with Mentor Corporation "Mentor" for the purpose of granting a license to Mentor to exclusively distribute selected products which the Company processes utilizing the Tutoplast(R) process. This license grants Mentor the right to distribute these selected products on an exclusive basis in their field of use which is defined as all urological and gynecological applications and procedures in the United States and all foreign markets. AFTER SUCCESSFUL COMPLETION AND APPROVAL OF AN APPROPRIATE CLINICAL TRIALS PROTOCOL, THE COMPANY WAS PAID A FEE BY MENTOR OF $200. The term of the agreement is for seven years with options to extend on the same terms and conditions for an additional five (5) year period.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                             (Amounts in thousands)



RESULTS OF OPERATIONS

Comparisons between the 1998 and 1997 periods should recognize the approximate 12% increase in the U.S. dollar against the German Deutsche Mark. The effect of such increase will result in lower revenues, expenses and net loss.

NET INCOME (LOSS)
Net income for the three months ended March 31, 1998 totaled $24 or $0.01 per share as compared to a net loss of $1,067 or $0.12 per share for the same period a year ago. Net loss for the six months ended March 31, 1998 was $208 or $0.04 per share as compared to a net loss of $1,707 or $0.02 per share. The decrease in the net loss is directly attributed to reductions made in depreciation, selling, general and administrative expenses as a result of the 1997 downsizing in operations. This downsizing was necessitated by the ban on the use of human dura mater tissue in the Japanese market during the quarter ending June 30, 1997. In addition, the Company completed the restructuring of its capitalization during the quarter ending December 31, 1997. As such, interest expense for the period was reduced by $79 or 49% from the comparable period a year ago. This quarter also reflects an up-front license and distribution fee of $200, received for the exclusive rights to market the Company's Tutoplast(R) facia lata in urological indications.

REVENUE AND COST OF REVENUE
Revenue for the three months ended March 31, 1998 decreased 4% to $2,047 from $2,138 for the comparable period. The revenue for the six months ended March 31, 1998 decreased 14% to $3,997 from $4,624 for the comparable period. The decrease is largely attributed to the ban on the use of human dura mater tissue in the Japanese market and the discontinuation of the Company's unprofitable sutures business. However, it should be noted that, exclusive of the Japanese market, the revenue for the first half of the year represents a 24% increase over the comparable period last year.

Gross margins for the three months ended March 31, 1998 increased to 46% from 40% for the comparable period last year. The gross margins for the six months ended March 31, 1998 increased to 43% from 41% for the comparable period last year. The increase is primarily attributable to price increases and a favorable mix resulting from the discontinuation of the unprofitable suture business.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 7% and 18% for the three and six month periods ending March 31, 1998, respectively, from the comparable periods last year. The decreases are due primarily to a reduction in headcount and legal and consulting expenses.

DISTRIBUTION AND MARKETING
Distribution and marketing expenses decreased 31% and 40% for the three and six month periods ending March 31, 1998, respectively, from the comparable periods last year. The decrease is primarily associated with the cost saving measures instituted as a result of the discontinuation of revenue from the Japanese market.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased 47% and 9% for the three and six month periods ending March 31, 1998, respectively, from the comparable periods last year. The decrease from prior periods is due to a reduction in the use of outside research consultants.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 48% for the three and six month periods ending March 31, 1998 from the comparable periods last year. The reduction in depreciation and amortization is attributed to substantial write downs of intangible and fixed assets taken, primarily due to the discontinued international suture business, during the quarter ending September 30, 1997.

OTHER INCOME AND LICENSE FEE
The Company received an up-front license fee during the second quarter, in the amount of $200, for the rights to market its Tutoplast(R) facia lata in urological indications. Other income increased 117% and 127% for the three and six month periods ending March 31, 1998, respectively, from the comparable periods last year, reflecting an exchange gain on the conversion of the mezzanine debt.

INTEREST EXPENSE
Interest expense declined 49% for the three and six month periods ending March 31, 1998 from the comparable periods last year. The reduction is directly attributed to the capital restructuring which was completed during the quarter ending December 31, 1997. The restructuring included the conversion of long-term debt to common stock.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998 and September 30, 1997 the Company had working capital of $2,675 and negative working capital of $4,182 respectively. The Company maintains current working capital lines totaling DM 1,850 (approximately $1,000) with several German banks. At March 31, 1998 the Company had borrowed $773 against these lines.

The significant improvement in the working capital position from September 30, 1997 to March 31, 1998 was due to the recapitalization of the Company that was completed during the three months ending December 31, 1997. In the past the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. The Company is actively negotiating with its institutional investors for loans/investments to bridge its working capital needs. As a result, the Company received an additional loan, in the amount of $500 this quarter. In addition, the Company is continuing to seek other investors to infuse additional capital into the Company. While management believes that it will be successful in securing new funding, there can be no assurances that it will be able to do so. Lack of new funding along with the inability to increase processing revenues could result in a curtailment of operations in the future.

The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations and cash flow.

        PART II.    OTHER INFORMATION


         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                    An annual Meeting of Stockholders was held on March 30, 1998. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:


          (a)       Election of five members of the Board of Directors.

                                                                                        Broker
                                                     Voted             Votes            Non-Votes
         Name                       Voted For        Against           Withheld         and Abstentions
         ----                       ---------        -------           --------         ---------------
         G. Russell Cleveland       4,590,493        0                  8,310           0
         Charles C. Dragone         4,590,493        0                  8,310           0
         J. Harold Helderman        4,590,493        0                  8,310           0
         Karl H. Meister            4,590,493        0                  8,310           0
         Elroy G. Roelke            4,588,143        0                 10,660           0

         (b) Approval of the amendment to the Company's Articles of Incorporation to change the name of the Company from "Biodynamics International, Inc." to "Tutogen Medical, Inc."

                           Voted For:                         4,552,181
                           Voted Against:                        42,212
                           Voted Abstained:                       4,410
                           Broker Non-Votes                           0


         (c) Ratification of the appointment of Deloitte and Touche L.L.P. as independent auditors of the Company for the fiscal year ending September 30, 1998.


                           Voted For:                         4,592,833
                           Voted Against:                         2,455
                           Voted Abstained:                       3,515
                           Broker Non-Votes                           0


        ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                  EXHIBITS

                  No. 27            Financial Data Schedule

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

   SIGNATURES
   Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                                           TUTOGEN MEDICAL, INC.



   Date:  May 5, 1998               /s/ Karl H. Meister
                                    -------------------
                                    President and Chief Executive Officer



   Date:  May 5, 1998               /s/ George Lombardi
                                    -------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)