Form 10QSB/A
period 1998-03-31
TUTOGEN MEDICAL INC
filed 1998-06-23
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

                                  AMENDMENT NO. 1

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

As of June 17, 1998 there were outstanding 5,313,823 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page

                                      Purpose of Amendment No. 1                              1

PART I.                               Financial Information.

                    ITEM 1.           Financial Statements.

                                      Consolidated Balance Sheets - March 31, 1998 and        2
                                      December 31, 1997.

                                      Consolidated Statements of Operations for the           3
                                      three and six months ended March 31, 1998 and
                                      1997.

                                      Consolidated Statements of Cash Flows for the           4
                                      three and six months ended March 31, 1998 and
                                      1997.

                                      Notes to Consolidated Financial Statements.             5

                    ITEM 2.           Management's Discussion and Analysis of Financial       8
                                      Condition and Results of Operations.

PART II.                              Other Information.


                    ITEM 4.           Submission of Matters to a Vote of                     10
                                      Security-Holders.

                    ITEM 6.           Exhibits and Reports on Form 8-K                       10

SIGNATURES                                                                                   11

                    TUTOGEN MEDICAL, INC. AND SUBSIDIARIES


                       PURPOSE OF AMENDED FORM 10-QSB/A



The Amended Form 10-QSB/A for the second quarter ended March 31,1998 is being filed as a result of the discovery of unsubstantiated sales orders placed by its representative in a foreign country. All merchandise shipped on the basis of such orders was recovered.

The revenue and net income impact of the correction amounted to approximately $79,000 and $69,000, respectively. While the amount is not material in terms of revenues, the impact on the second quarter's net income reverses the small profit to a small loss. The revised revenues for the second quarter ended March 31, 1998 are $1,968,000 versus the previously reported revenues of $2,047,000. The revised net loss is $45,000 versus the previously reported net income of $24,000.

The revised revenues for the first six months ended March 31, 1998 are $3,918,000 versus the previously reported revenues of $3,997,000. The revised net loss is $278,000 for the first half of the year versus the previously reported net loss $208,000.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       (unaudited)    (audited)
                                                        March 31     September 30
                                                          1998           1997
                                                         -------        -------
ASSETS

Current Assets
    Cash and cash equivalents                            $   756        $   777
    Accounts receivable                                    1,632          1,738
    Inventories                                            3,212          2,391
    Other current assets                                     191             94
                                                         -------        -------
                                                           5,791          5,000

Property, plant and equipment, net                         2,796          2,996

Intangible and other assets, net                             762          1,106
                                                         -------        -------
TOTAL ASSETS                                             $ 9,349        $ 9,102
                                                         =======        =======


LIABILITIES AND SHAREHOLDERS' EQUITY (Deficiency)

Current Liabilities
    Accounts payable                                     $ 1,247        $   980
    Accrued interest                                          72            267
    Other accrued expenses                                 1,003          1,115
    Note payable and debt, current portion                   862          6,820
                                                         -------        -------
                                                           3,184          9,182

Other Liabilities
    Long-term debt                                         3,643          1,175
    Other long-term obligations                               10             10

Shareholders' Equity (Deficiency)                          2,512         (1,265)
                                                         -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 9,349        $ 9,102
                                                         =======        =======

See accompanying Notes to Consolidated Financial Statements.

                                               TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands except per share data)



                                                              THREE MONTHS ENDED MARCH 31,             SIX MONTHS ENDED MARCH 31,
                                                                1998                1997                1998                1997
                                                            -----------         -----------         -----------         -----------
OPERATING REVENUES
          Revenue                                           $     1,968         $     2,138         $     3,916         $     4,624
          Cost of revenue                                         1,095               1,291               2,261               2,729
                                                            -----------         -----------         -----------         -----------

             Gross margin                                           873                 847               1,655               1,895


OPERATING EXPENSES
         General and administrative                                 474                 512                 863               1,056
         Distribution and marketing                                 371                 540                 665               1,112
         Research and development                                    58                 110                 124                 137
         Depreciation and amortization                              173                 332                 356                 695
                                                            -----------         -----------         -----------         -----------
                                                                  1,076               1,494               2,008               3,000

OPERATING LOSS                                                     (203)               (647)               (353)             (1,105)


License fee                                                        (200)                 --                (200)                 --
Other income                                                        (44)                258                 (67)                250
Interest expense                                                     83                 162                 180                 352
                                                            -----------         -----------         -----------         -----------
                                                                   (161)                420                 (87)                602

NET INCOME (LOSS) BEFORE INCOME TAXES                               (42)              (1,067)               (266)            (1,707)

Income taxes                                                          3                  --                  12                  --
                                                            -----------         -----------         -----------         -----------

NET INCOME (LOSS)                                           $      (45)         $    (1,067)        $      (278)        $    (1,707)
                                                            ===========         ===========         ===========         ===========

Average common shares outstanding                             5,313,832           8,551,000           4,867,482           8,451,000
                                                            ===========         ===========         ===========         ===========

Net income (loss) per share                                 $     (0.01)         $    (0.12)        $     (0.06)        $     (0.20)
                                                            ===========         ===========         ===========         ===========


See accompanying Notes to Consolidated Financial Statements

                                                                  3

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED MARCH 31,
                                                                    1998              1997
                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (278)          $(1,707)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        637               883
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                               106               (36)
     Inventories                                                      (821)             (892)
     Prepaid expenses and other current assets                         (97)             (129)
     Accounts payable and accrued liabilities                          (40)            1,129
                                                                   -------           -------
        Net cash used in operating activities                         (493)             (752)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                           (93)              (43)
   Increases in intangible and other assets                             --                26
                                                                   -------           -------
      Net cash provided by (used in) investing activities              (93)              (17)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock                                                4,185                22
    Proceeds from long-term borrowings                                 500               782
    Repayment of short-term borrowings                              (3,886)             (205)
    Repayment of long-term debt                                       (119)             (248)
                                                                   -------           -------
         Net cash provided by financing activities                     680               351


EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (115)              (78)

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (21)             (496)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       777               531
                                                                   -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   756           $    35
                                                                   =======           =======


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                $   180           $   342
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


(3)  SHAREHOLDERS' EQUITY (DEFICIENCY)

     Shareholders' equity (deficiency) at March 31, 1998 and September 30, 1997 consisted of the following:

                                                                  (unaudited)       (audited)
                                                                   March 31,      September 30,
                                                                     1998             1997
                                                                   --------         --------
         Shareholders' Equity (deficiency):
         Common Stock, par value $.01 per share, with
         5,313,832 and 26,875,090 issued and outstanding
         at March 31, 1998 and September 30, 1997,
         respectively                                              $     53         $     84

         Paid in capital                                             27,126           22,910

         Cumulative Foreign Currency Translation Adjustment            (389)            (259)

         Accumulated deficit                                        (24,278)         (24,000)
                                                                   --------         --------

                                                                   $  2,512         $ (1,265)
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

NET INCOME (LOSS)
Net income for the three months ended March 31, 1998 totaled $45 or $0.01 per share as compared to a net loss of $1,067 or $0.12 per share for the same period a year ago. Net loss for the six months ended March 31, 1998 was $278 or $0.06 per share as compared to a net loss of $1,707 or $0.02 per share. The decrease in the net loss is directly attributed to reductions made in depreciation, selling, general and administrative expenses as a result of the 1997 downsizing in operations. This downsizing was necessitated by the ban on the use of human dura mater tissue in the Japanese market during the quarter ending June 30, 1997. In addition, the Company completed the restructuring of its capitalization during the quarter ending December 31, 1997. As such, interest expense for the period was reduced by $79 or 49% from the comparable period a year ago. This quarter also reflects an up-front license and distribution fee of $200, received for the exclusive rights to market the Company's Tutoplast(R) facia lata in urological indications.

REVENUE AND COST OF REVENUE
Revenue for the three months ended March 31, 1998 decreased 8% to $1,968 from $2,138 for the comparable period. The revenue for the six months ended March 31, 1998 decreased 15% to $3,916 from $4,624 for the comparable period. The decrease is largely attributed to the ban on the use of human dura mater tissue in the Japanese market and the discontinuation of the Company's unprofitable sutures business. However, it should be noted that, exclusive of the Japanese market, the revenue for the first half of the year represents a 24% increase over the comparable period last year.

Gross margins for the three months ended March 31, 1998 increased to 44% from 40% for the comparable period last year. The gross margins for the six months ended March 31, 1998 increased to 42% from 41% for the comparable period last year. The increase is primarily attributable to price increases and a favorable mix resulting from the discontinuation of the unprofitable suture business.

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

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998 and September 30, 1997 the Company had working capital of $2,607 and negative working capital of $4,182 respectively. The Company maintains current working capital lines totaling DM 1,850 (approximately $1,000) with several German banks. At March 31, 1998 the Company had borrowed $773 against these lines.

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

                                                           TUTOGEN MEDICAL, INC.



   Date:  June 22, 1998             /s/ Karl H. Meister
                                    -------------------
                                    President and Chief Executive Officer



   Date:  June 22, 1998             /s/ George Lombardi
                                    -------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)