Form 10QSB
period 1998-06-30
TUTOGEN MEDICAL INC
filed 1998-08-04
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

XX Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the period ended June 30, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

As of July 30, 1998 there were outstanding 5,363,823 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                          Page
PART I.                         Financial Information.

            ITEM 1.             Financial Statements.

                                Consolidated Balance Sheets - June 30,                      1
                                1998 and September 30, 1997.

                                Consolidated Statements of Operations                       2
                                for the three and nine months ended June 30,
                                1998 and 1997.

                                Consolidated Statements of Cash Flows                       3
                                for the three and nine months ended June 30,
                                1998 and 1997.

                                Notes to Consolidated Financial Statements.                 4

            ITEM 2.             Management's Discussion and Analysis of
                                Financial Condition 7nd Results of Operations.

PART II.                        Other Information.


            ITEM 6.             Exhibits and Reports on Form 8-K                            9


SIGNATURES                                                                                 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                 (unaudited)      (audited)
                                                    June        September 30
                                                    1998            1997
                                                 -----------    ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                      $   250         $   777
    Accounts receivable                              1,906           1,738
    Inventories                                      3,744           2,391
    Other current assets                               152              94
                                                   -------         -------
                                                     6,052           5,000

PROPERTY, PLANT AND EQUIPMENT, NET                   2,808           2,996

INTANGIBLE AND OTHER ASSETS, NET                       638           1,106
                                                   -------         -------
TOTAL ASSETS                                       $ 9,498         $ 9,102
                                                   =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                               $ 1,266         $   980
    Accrued interest                                   130             267
    Other accrued expenses                             857           1,115
    Note payable and debt, current portion             760           6,820
                                                   -------         -------
                                                     3,013           9,182

OTHER LIABILITIES
    Long-term debt                                   3,660           1,175
    Other long-term obligations                         10              10

SHAREHOLDERS' EQUITY (DEFICIENCY)                    2,815          (1,265)
                                                   -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 9,498         $ 9,102
                                                   =======         =======


          See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                  Three Months Ended June 30,               Nine Months Ended June 30,
                                               --------------------------------          --------------------------------
                                                    1998                1997                 1998                  1997
                                               -----------          -----------          -----------          -----------
OPERATING REVENUES
          Revenue                              $     2,348          $     2,082          $     6,261          $     6,706
          Cost of revenue                            1,124                1,558                3,386                4,287
                                               -----------          -----------          -----------          -----------

             Gross margin                            1,224                  524                2,875                2,419


OPERATING EXPENSES
         General and administrative                    564                  631                1,425                1,687
         Distribution and marketing                    404                  636                1,071                1,748
         Research and development                       77                   70                  200                  207
         Depreciation and amortization                 167                  325                  523                1,020
                                               -----------          -----------          -----------          -----------
                                                     1,212                1,662                3,219                4,662

OPERATING INCOME (LOSS)                                 12               (1,138)                (344)              (2,243)


Settlement of partnership interest                    (205)                  --                 (205)                  --
License fee                                             --                   --                 (200)                  --
Other income                                            (7)                 (11)                 (71)                 239
Interest expense                                        98                  341                  278                  693
                                               -----------          -----------          -----------          -----------
                                                      (114)                 330                 (198)                 932

NET INCOME (LOSS) BEFORE INCOME TAXES                  126               (1,468)                (146)              (3,175)

Income taxes                                             3                   --                   13                   --
                                               -----------          -----------          -----------          -----------
NET INCOME (LOSS)                              $       123          $    (1,468)         $      (159)         $    (3,175)
                                               ===========          ===========          ===========          ===========
Average common shares outstanding                5,316,570            8,390,890            5,017,178            8,390,890
                                               ===========          ===========          ===========          ===========
Net income (loss) per share                    $      0.02          $     (0.17)         $     (0.03)         $     (0.38)
                                               ===========          ===========          ===========          ===========



           See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 Nine Months Ended June 30,
                                                                 --------------------------
                                                                   1998             1997
                                                                 -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $  (159)         $(3,175)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                      784            1,298
  Stock issued for services                                           --               20
  Deferred interest expense                                           --              235
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                            (168)             696
     Inventories                                                  (1,353)            (812)
     Prepaid expenses and other current assets                       (58)            (291)
     Accounts payable and accrued expenses                          (109)             733
                                                                 -------          -------

        Net cash used in operating activities                     (1,063)          (1,296)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                        (128)             (68)
   Decreases in intangible and other assets                           --               26
                                                                 -------          -------
      Net cash used in investing activities                         (128)             (42)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock                                              4,295               22
    Proceeds from long-term borrowings                               500               --
    Proceeds (repayment) of short-term borrowings                 (3,946)           1,566
    Repayment of long-term debt                                     (129)            (261)
                                                                 -------          -------
         Net cash provided by financing activities                   720            1,327


EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (56)             (25)

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (527)             (36)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     777              531
                                                                 -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   250          $   495
                                                                 =======          =======


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                              $   270          $   428
                                                                 =======          =======


           See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)



(1)      OPERATIONS AND ORGANIZATION

         Tutogen Medical, Inc. (formerly Biodynamics International, Inc.) with its consolidated subsidiaries ("the Company") processes, manufactures and distributes worldwide specialty surgical products and provides tissue processing services for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts") utilizing its patented Tutoplast(R)process for distribution to hospitals and surgeons. At the Annual Meeting of shareholders of the Company held on March 30, 1998, the Company's shareholders approved the proposal to change the name of the Company from "Biodynamics International, Inc." to "Tutogen Medical, Inc."

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


(2)      SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended June 30, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles applied on a consistent basis and include all adjustments necessary in order to make the financial statements not misleading. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1997. Significant accounting policies of the Company are presented below.

         FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Deutsche Mark. This subsidiary also represents the Company's largest operating segment and, accordingly, the translation of financial statements is affected by significant changes in the exchange rate. The translation of the subsidiary's operations reflect a strengthening of the U.S. dollar against the Deutsche Mark to an average exchange rate of DM 1.79 and DM 1.63 for the nine months ended March 31, 1998 and 1997, respectively.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

         RECLASSIFICATIONS. Certain prior period financial statement balances have been reclassified to conform with the current period presentation.


(3)      SHAREHOLDERS' EQUITY (DEFICIENCY)

         Shareholders' equity (deficiency) at June 30, 1998 and September 30, 1997 consisted of the following:

                                                         (unaudited)        (audited)
                                                           June 30,        September 30,
                                                             1998              1997
                                                           --------          --------
Shareholders' Equity (deficiency):
Common Stock, par value $.01 per share, with
5,363,823 and 26,875,090 issued and outstanding
at June 30, 1998 and September 30, 1997,
respectively                                               $     54          $     84

Paid in capital                                              27,235            22,910

Cumulative Foreign Currency Translation Adjustment             (315)             (259)

Accumulated deficit                                         (24,159)          (24,000)
                                                           --------          --------

                                                           $  2,815          $ (1,265)
                                                           ========          ========


On November 10, 1997, the Board of Directors approved a 1-for-10 reverse stock split (the "Reverse Split"). The Reverse Split reduced the number of common shares outstanding at October 10, 1997 (herein "effective date") from approximately 26,875,000 shares to 2,687,500 shares. As of the effective date, there were outstanding options to purchase an aggregate 2,492,000 shares of common stock. The Reverse Split agreement provides for an automatic adjustment of the number of shares and the price per share of common stock shares that may be purchased under the 1996 Stock Option Plan and 1992 Stock Option Plan (herein the "Plans"). The Company subsequently canceled all of the outstanding stock options previously issued under its stock option plans (the "Old Options"), (to current employees and directors) and replaced them with new options (the "New Options"), to remedy the negative effect of the Reverse Split on the exercise prices of Old Options which had ranged from $0.4375 per share to $1.10 per share before the Reverse Split, and $4.375 per share to $11.00 per share after the Reverse Split. Generally, New Options were issued for a new number of shares of Common Stock which new number of shares is 40% of the former number of shares into which the Old Options were exercisable before the Reverse Split. The exercise price of the New Options is equivalent to the market price of the Common Stock on the date of the grant of the New Options, $1.57.

On December 24, 1997, all of the mezzanine debt and related accrued interest (approximately $4.1 million), that was carried by the Company's German subsidiary, was exchanged for 2,626,301 shares of the Company's Common Stock.

(4)      LONG-TERM DEBT

         Long-term debt at June 30, 1998 and September 30, 1997 consisted of the following:

                                                        (unaudited)    (audited)
                                                         June 30,     September 30,
                                                           1998          1997
                                                        -----------   -------------
Revolving credit facilities interest ranging
      from  7.75% to 8.5%                                  $  747         $  719

Bridge loans, 12% interest due; December 31, 1997              --          2,036


Senior debt, 7.75% interest until March 30, 1998
        when  terms are renegotiable                        1,086          1,215

Mezzanine debt, LIBOR plus 4%, interest
        (7.3125% at September 30, 1997); due 1999              --          3,978

Capital lease obligations, 8.5% interest; due 2000             13             47

Convertible debenture, 9% interest; due 2002                2,574             --
                                                           ------         ------


                                                            4,420          7,995
Less current portion                                          760          6,820
                                                           ------         ------
                                                           $3,660         $1,175
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


(5)   DISTRIBUTION AGREEMENT

On January 14, 1998, the Company entered into an agreement with Mentor Corporation ("Mentor") for the purpose of granting a license to Mentor to exclusively distribute selected products which the Company processes utilizing the Tutoplast(R) process. This license grants Mentor the right to distribute these selected products on an exclusive basis in their field of use which is defined as all urological and gynecological applications and procedures in the United States and all foreign markets. After successful completion and approval of an appropriate Clinical Trials Protocol, the Company was paid a fee by Mentor of $200. The term of the agreement is for seven (7) years with options to extend on the same terms and conditions for an additional five (5) year period.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (in thousands)


RESULTS OF OPERATIONS

Comparisons between the 1998 and 1997 periods should recognize the approximate 10% increase in the U.S. dollar against the German Deutsche Mark. The effect of such increase will result in lower revenues, expenses and net loss.

NET INCOME (LOSS)
Net income for the three months ended June 30, 1998 totaled $123 or $0.02 per share as compared to a net loss of $1,468 or $0.17 per share for the same period a year ago. Net loss for the nine months ended June 30, 1998 was $159 or $0.03 per share as compared to a net loss of $3,175 or $0.38 per share. The decrease in net loss is directly attributed to reductions made in depreciation, selling, and general and administrative expenses as a result of the 1997 downsizing in operations. This downsizing was necessitated by the ban on the use of human dura mater tissue in the Japanese market during the quarter ending June 30, 1997. In addition, the Company completed the restructuring of its capitalization during the quarter ending December 31, 1997. As such, interest expense for the period was reduced by $243 or 71% from the comparable period a year ago. This quarter also reflects a gain from the settlement, in the amount of $205, of the Company's interest in a joint venture in Advanced Haemotechnologics ("AHT").

REVENUE AND COST OF REVENUE
Revenue for the three months ended June 30, 1998 increased 13% to $2,348 from $2,082 for the comparable period. The revenue for the nine months ended June 30, 1998 decreased 7% to $6,261 from $6,706 for the comparable period. The decrease is largely attributed to the ban on the use of human dura mater tissue in the Japanese market and the discontinuation of the Company's unprofitable sutures business. However, it should be noted that, exclusive of the Japanese market and the suture business, the revenue for the first nine months of the year represents a 40% increase over the comparable period last year.

Gross margins for the three months ended June 30, 1998 increased to 52% from 25% for the comparable period last year. The gross margins for the nine months ended June 30, 1998 increased to 46% from 36% for the comparable period last year. The increase is attributable to price increases, a favorable mix resulting from the discontinuation of the unprofitable suture business and increased through-put from the U.S. facility.

GENERAL AND ADMINISTRATIVE
General and administrative expenses decreased 11% and 16% for the three and nine month periods ending June 30, 1998, respectively, from the comparable periods last year. The decreases are due primarily to a reduction in headcount and legal and consulting expenses.

DISTRIBUTION AND MARKETING
Distribution and marketing expenses decreased 36% and 39% for the three and nine month periods ending June 30, 1998, respectively, from the comparable periods last year. The decrease is primarily associated with the cost saving measures instituted as a result of the discontinuation of revenue from the Japanese market.

RESEARCH AND DEVELOPMENT
Research and development expenses for the three and nine month periods ending June 30, 1998 are essentially in line with the comparable periods last year.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization decreased 49% for the three and nine month periods ending June 30, 1998 from the comparable periods last year. The reduction in depreciation and amortization is attributed to substantial write downs of intangible and fixed assets taken, primarily due to the discontinued international suture business, during the quarter ending September 30, 1997.

SETTLEMENT OF PARTNERSHIP INTEREST AND LICENSE FEE
In June 1998, the Company settled its interest in AHT by issuing 50,000 shares of its common stock. In anticipation of the settlement, the Company had taken a charge of $315 in the fourth quarter of 1997. The difference between the previously recorded liability of $315 and the fair value of the shares issued was recognized in income as a partial reversal of the charge, in the amount of $205.

During the second quarter, the Company received and recognized as income an up-front license fee in the amount of $200, for the rights to distribute its Tutoplast(R) facia lata in urological and gynecological applications and procedures.

INTEREST EXPENSE
Interest expense declined 71% and 60% for the three and nine month periods ending June 30, 1998, respectively, from the comparable periods last year. The reduction is directly attributed to the capital restructuring which was completed during the quarter ending December 31, 1997. The restructuring included the conversion of long-term debt to common stock.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1998 and September 30, 1997 the Company had working capital of $3,039 and negative working capital of $4,182 respectively. The Company maintains current working capital lines totaling DM 1,850 (approximately $1,000) with several German banks. At June 30, 1998 the Company had borrowed $683 against these lines.

The significant improvement in the working capital position from September 30, 1997 to June 30, 1998 was due to the recapitalization of the Company that was completed during the three months ending December 31, 1997. In the past the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. The Company is actively negotiating with its institutional investors for additional loans/investments to bridge its working capital needs. As a result, the Company received an additional loan, in the amount of $500, in the second quarter. In addition, the Company is continuing to seek other investors to infuse additional capital into the Company. While management believes that it will be successful in securing new funding, there can be no assurances that it will be able to do so. Lack of new funding along with the inability to increase processing revenues could result in a curtailment of operations in the future.

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

    PART II. OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                  EXHIBITS
                  --------

                  No. 27                    Financial Data Schedule

                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

   SIGNATURES
   Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                  TUTOGEN MEDICAL, INC.




   Date:  August 4, 1998          /s/ Karl H. Meister
                                  -------------------
                                  President and Chief Executive Officer





    Date:  August 4, 1998         /s/ George Lombardi
                                  -------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)