Form 10KSB
period 1998-09-30
TUTOGEN MEDICAL INC
filed 1998-12-29
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB
(Mark One)

[x]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

For the fiscal year ended September 30, 1998

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 0-16128

                              TUTOGEN MEDICAL, INC.
                   (formerly Biodynamics International, Inc.)
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

                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ended September 30, 1998 were $8,912,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 1,266,000 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $5,539,000 as of November 30, 1998.

As of November 30, 1998, there were 5,363,823 shares outstanding of the issuer's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The discussion contained in this annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the issuer's fiscal year ended September 30, 1998 (this "Report"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

                                     PART I

     Item 1. Description of Business.

     Tutogen Medical, Inc., formerly Biodynamics International, Inc., a Florida corporation, was formed in 1985, and with its consolidated subsidiaries (collectively, the "Company" or "Tutogen"), is engaged in the business of tissue processing and worldwide distribution of specialty surgical products for neuro, orthopedic, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts"), utilizing its patented Tutoplast(R) process of tissue preservation, for distribution to hospitals and surgeons.

     One of the Company's wholly-owned subsidiaries, Tutogen Medical GmbH, designs, develops, processes, manufactures, markets, distributes and sells specialty surgical products and services to over 40 countries through a worldwide distribution network. Another subsidiary, Tutogen Medical (United States), Inc., was formed in 1994 and processes, markets and distributes allografts for the U.S. market.

     The Company's  corporate  headquarters are in Parsippany,  New Jersey, with
international  executive  offices  in  Erlangen,   Germany  and  processing  and
manufacturing facilities in Alachua, Florida and Neunkirchen, Germany.

     The Company contracts with independent tissue banks and procurement organizations to provide donated human tissue for processing under the Company's patented Tutoplast(R) process. The Tutoplast(R) process utilizes solvent dehydration and chemical inactivation which is applied to two types of preserved allografts: soft tissue; consisting of dura mater, fascia lata, fascia temporalis, pericardium, ligaments, tendons and cartilage, and hard tissue; consisting of various configurations of cancellous and cortical bone material. Processed dura mater, pericardium, and fascia lata are collagenous tissue used to repair, replace or line native connective tissue primarily in neurosurgery, ophthalmology, otorhinolaryngology, plastic and reconstructive surgeries, while ligaments, tendons and cartilage are used primarily in orthopedic surgeries. In the U.S. market, dura mater is used in neurosurgeries only. Processed bone material is used in a wide variety of applications in neuro and orthopedic surgeries. All processed tissues have a shelf life of several years and require minimal time for rehydration. The Company processes both hard and soft tissues in Germany, while in the U.S., only soft tissues are currently processed.

     Management is not aware of any documented cases of disease transmission, tissue rejection or infection attributable to Tutoplast(R) processed allografts in over 750,000 implants performed in the past 25 years.

     The Tutoplast(R) process utilizes a technique which dehydrates the tissue and treats it with agents shown to inactivate viruses such as hepatitis and HIV, the virus which causes AIDS, to render the allografts safe for the recipient. Dehydrating the tissue gently is important to keep the tissue's structure intact. Methods used by other processors of human tissue include freeze-drying, deep freezing or cryopreservation. Soft tissue is also treated with chemicals shown to be effective against the organism responsible for Creutzfeldt-Jakob Disease ("CJD") and other slow viruses. Over a period of several weeks, tissues are soaked and washed in a series of aqueous solutions and solvents, removing water and substances that could cause rejection or allergic reaction. Once packaged, tissues are terminally sterilized by low dosage radiation.

     Major Events Affecting 1998 Results

     The Recapitalization Agreement

     In the past, the Company has relied upon its available lines of credit and institutional investors to fund operational cash flow, when needed. However, in 1997 to overcome financial difficulties, the Board of Directors of the Company (the "Board of Directors" or "Board") initiated a significant restructuring of the Company's capitalization, to address not only a working capital shortage, but a long term approach to secure also the financial position of the Company (the "Recapitalization").

     The Company sought the cooperation of its institutional investors to provide immediate capital, and to convert the Company's existing preferred stock and debt into equity. On August 29, 1997, the Company reached such an agreement (the "Recapitalization Agreement") with several of its institutional investors, including Renaissance Capital Partners II, Ltd. ("Renaissance"), NatWest Ventures (Investments) Ltd. ("NatWest"), and Kleinwort Benson European Mezzanine Fund L.P. ("Kleinwort Benson"), (NatWest and Kleinwort Benson collectively referred to as the "Mezzanine Lenders"), these named institutional investors are collectively referred to herein as, the "Institutional Investors".

     Pursuant to the Recapitalization Agreement, the Institutional Investors, holding a majority of the Company's Series C Preferred Stock (the "Series C Stock"), agreed to approve certain amendments to the terms of such stock, which would allow the Company to immediately convert the Series C Stock into shares of the Company's common stock at a par value of $0.01 per share (the "Common Stock"). The operative changes to the terms of the Series C Stock were the deletion of its anti-dilution provisions, and the authorization of the Board of Directors to mandatorily convert all of the Series C Stock into Common Stock (the "Amendments"). On September 16, 1997, the Amendments were duly approved at a special meeting of the holders of the Series C Stock, and on September 22, 1997 the Board of Directors took action to convert all of the outstanding shares of Series C Stock into (i) 18,484,200 shares of Common Stock, and (ii) three-year warrants to purchase an additional 18,484,200 shares of Common Stock for $4,621,050 (the "Series C Warrants"), the conversion described in this paragraph hereinafter referred to as the "Series C Conversion".

     In the Series C Conversion, Renaissance received 5,475,600 shares of Common Stock and a Series C Warrant to purchase approximately 5,475,600 additional shares of Common Stock for $1,368,900. The Mezzanine Lenders received, in exchange for their Series C Stock, an aggregate of 3,436,500 shares of Common Stock, and Series C Warrants to purchase 3,436,500 additional shares of Common Stock for $859,125. The remaining holders of Series C Stock, in the aggregate, received 9,572,100 shares of Common Stock, and Series C Warrants to purchase 9,572,100 additional shares of Common Stock for $2,393,000.

     In addition to the Series C Conversion, the Recapitalization Agreement contained agreements relating to the conversion of certain loans from the Mezzanine Lenders into equity. Specifically, the Mezzanine Lenders agreed to exchange their loans to the Company's German subsidiary, totaling approximately $4,100,000 in principal and accrued interest as of August 1997, (the "Mezzanine Loans") for 26,263,010 shares of Common Stock. This exchange occurred in December 1997.

     Also pursuant to the Recapitalization Agreement, Renaissance agreed to lend the Company additional funds, for working capital purposes. These additional funds were provided on September 16, 1997 (the September 1997 loan, together with a June 1997 loan to the Company from Renaissance, is hereinafter referred to as the "Bridge Loan"). The original principal amount of the Bridge Loan totaled $2,035,928, with interest on the principal balance at the rate of 12% per annum and a maturity date of December 31, 1997. Renaissance further agreed to reduce the interest on the Bridge Loan and to extend its maturity date in exchange for (i) a five-year debenture, convertible into 44,132,309 shares of Common Stock, and (ii) a warrant, exercisable at $2,015,991, to purchase 8,063,963 shares of Common Stock (the "Bridge Loan Warrant").

     On November  11,  1997,  the Bridge Loan was  replaced  with a  Convertible
Debenture Loan Agreement between the Company and Renaissance (the "Loan Agreement"). Pursuant to the Loan Agreement, Renaissance reduced the interest rate of the former Bridge Loan (totaling $2,074,081 in principal and earned interest as of November 11, 1997) to 9% per annum, and extended the maturity date to November 11, 2002 (the "Loan"). Overdue principal and interest due under the Loan Agreement will bear interest at a rate of 12% per annum. The Loan is convertible, at Renaissance's option, in whole or in part, at a conversion price of $0.47 per share (subject to adjustment) and pursuant to the terms of the Loan Agreement and the 9% Convertible Debenture issued to Renaissance on November 11, 1997 (the "Debenture"). Under the Loan Agreement, Renaissance has certain demand and piggyback rights for the registration of shares issued upon conversion of the Debenture with the Securities & Exchange Commission. Under certain conditions, the Company may redeem the Debenture, in whole, at 120% of the then outstanding principal amount of the Loan. If the Debenture is not redeemed or converted by July 1, 1999, the Company shall pay Renaissance mandatory monthly principal redemption installments in the amount of ten dollars ($10) per thousand dollars ($1,000) of the then remaining principal amount of the Debenture Loan. The Company's obligations under the Loan Agreement and the Debenture are secured by all of the assets of the Company pursuant to amendments to the security agreements and a stock pledge agreement executed in connection with the former Bridge Loan.

     As a result of the Recapitalization Agreement, and assuming the exercise of all of the Series C Warrants, the Bridge Warrant and the conversion of the Debenture, Renaissance, NatWest, and Kleinwort Benson acquired beneficial ownership of approximately 51.0%, 15.5% and 11.3% of the outstanding Common Stock of the Company, respectively. Similarly, assuming the exercise of all of the Series C Warrants, the Bridge Warrant and the conversion of the Debenture, the Company's non-affiliated public shareholders hold, in the aggregate, approximately 21.1% of the outstanding Common Stock of the Company.

     The Reverse Stock Split

     Assuming the exercise of all of the Series C Warrants, the Bridge Warrant and the Debenture, there would have been 123,818,572 issued and outstanding shares of the Company's Common Stock. It would have been necessary to increase the number of shares authorized in the Company's Articles of Incorporation. However, the Board of Directors believed that 123,818,572 outstanding shares of Common Stock would be disproportionately large relative to the Company's present market capitalization. If such a large volume of shares were outstanding, the Company's earnings per share could only be affected by significant changes in its net earnings. Given a smaller number of outstanding shares, management would be more likely to see its efforts reflected in any future earnings per share of the Company. In addition, the Board of Directors considered the market price for the Common Stock, which ranged from $0.50 to $1.22 per share during the first six months of the calendar year 1997. On October 15, 1997, the closing bid and asked price for the shares of Common Stock was $0.28 and $0.37, respectively. The Board concluded that current per share market prices of the

Common Stock may be impairing its acceptability by the investment community. Accordingly, the Board of Directors did not propose to the shareholders an increase in the number of authorized shares of Common Stock. Instead, it recommended that shareholders approve a one-for-ten reverse stock split (the "Reverse Split"). At a special meeting of the Company's shareholders on November 10, 1997, the Reverse Split was duly approved.

     Effects of the Recapitalization

     Taking into consideration the dilutive effects of the Recapitalization Agreement on the Company's public shareholders, the Board of Directors concluded that the Recapitalization was necessary and in the best interests of the Company and all of its shareholders. The Company has emerged from the Recapitalization with a stronger balance sheet, and significantly reduced interest burden. The Board believes that the Recapitalization has positively positioned Tutogen for the future.

     Manufacturing and Processing

     All of the Company's allografts are prepared, preserved and processed utilizing Tutogen's proprietary manufacturing process, Tutoplast(R), which is applied to donor tissue that has been obtained from approved tissue procurement organizations and institutions. Although several operations are automated, most of the process is manual and relies on trained, highly skilled personnel. The entire process, including packaging and sterilization, takes place under controlled conditions. All incoming, untreated tissue is crosschecked with the appropriate donor protocol and stored in special cold-storage rooms or refrigerators until released for processing. To prevent possible cross-contamination and ensure constant tissue identification, all tissue is marked and strictly maintained in individual containers. Reference samples are taken from each tissue for test purposes and are retained for seven years. Documentation allows reverse traceability of tissue implants to the donor and the retrieving institution. All processed implants have a batch number and a donor number printed on each single package. Processed tissue may be safely stored for up to five years.

     Quality Assurance - All tissues are accompanied by specific medical and donor documentation, including blood serum testing results from independent laboratories. Tissues, which do not meet regulatory standards, are rejected and destroyed. Tutogen's products and processed tissue are subject to a series of biological, physical and chemical tests, from incoming raw materials to sterile, finished goods. See "Government Regulations".

     Marketing and Distribution

     Tutogen's products and processing services are provided through direct representatives in Germany, with the Company billing the hospital or end-user directly. Elsewhere abroad, the Company distributes and bills direct to a network of over 40 stocking distributors representing over 40 countries. Tutogen's personnel, with distributors and their representatives, conduct product training sessions, make joint customer calls, set objectives and evaluate their representatives' performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services.

     Approximately 68% of the Company's revenues come from outside the United States. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad. However, a major effort is underway to increase penetration in the U.S. market, which Accounts for an approximated 55% of the world market for biomaterials. The Company's marketing efforts in the U.S. in recent years have focused on creating a market for the pericardium and fascia lata tissues, from donor tissues sourced in the U.S. In addition, the strategic decision was made to re-open the U.S. market for tissues obtained from abroad, because the Company's foreign donor qualification standards have progressed to the extent of full compliance with standards of the Food and Drug Administration ("FDA").

     U.S. marketing efforts are concentrating on rebuilding the distributor organization and re-entering the dura mater and bone markets. Presently, allografts are provided to hospitals in the U.S. through approximately ten (10) independent distribution companies. These distributors employ, in the aggregate, over 80 field representatives who call on hospital and office-based medical practitioners, primarily surgeons. Tutogen supports their activities with various types of technical allograft literature, informational programs, reference materials, and training sessions and programs designed to increase distributor call volume. Plans are being made to re-establish a field organization to support the distributor network. In addition, the Company has entered into exclusive distribution agreements with other medical device companies, under the Tutoplast(R) label, for specialized indications. One such distribution agreement, which has been in effect since 1995, is for Tutoplast(R) implants for ophthalmic use. A second project, for use of Tutoplast(R) fascia lata in urological and gynecological indications, was concluded in January 1998.

     Internationally, the Company has implemented a marketing and sales restructuring plan, moving away from maximizing the number of countries with a representation, to concentrating on in-depth penetration of markets with major needs, i.e. the German speaking countries of Europe, and "focus" countries such as France, Italy, Spain and the U.K. The additional personnel needed to complete the implementation were brought on board in the third and fourth quarters of fiscal 1998. Additionally, the Company has entered into a strategic alliance with a bone and tissue implant organization to develop European tissue banking programs.

     Sources of Tissue and Products

     The Company receives donor tissue from multiple sites in Europe and the United States. This tissue is procured by independent procurement organizations and the Company reimburses these organizations for the costs of their procurement (recovery fees). The Company believes it currently complies with existing laws and regulations in these countries, including regulations related to procurement, donor screening, testing, storage and transportation. It is anticipated that government laws and regulations involving human donor tissues will continue to change in the countries presently serviced by the Company (see Government Regulations). Accordingly, the Company continues to seek additional contacts with authorized health care agencies, accredited tissue banks, organ procurement organizations, and governments. The Company expects that, in most markets, demand for its Tutoplast(R) processed allografts will continue to exceed the current donor tissues available to the Company for processing.

     Tissue recoveries, particularly internationally, continue to improve. The export program from Europe to the U.S. has been given high priority, and the levels of shipments are increasing steadily. The international tissue recovery base will be expanded to include Tissue Services Coordinators. Domestic and European tissue recoveries are on track to meet plan for fiscal 1999. While the Company continues to emphasize expanding its supply base, there can be no assurance that changing laws or donation trends, in the countries from which it presently obtains tissues, will not have a material adverse effect on the Company's operations.

     Back Order

     While Tutogen worldwide has back orders on certain allograft tissue types and tissue sizes, the allograft demand is the most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently is unable to meet the demand for the majority of its allograft sizes. The Company has defined its back orders as those orders which are expected to be filled within the next six months, however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. At September 30, 1998, the Company's back order was approximately $550,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

     Other Business

     The Company was involved in a joint venture with Advanced Haemotechnologies ("AHT"), a manufacturer of blood transfusion and filtration equipment. In 1998, the joint venture was dissolved.

     Competition

     Tutogen is a world leader in safe bioimplants for tissue repair. Tutogen's competitive advantage is based on its patented Tutoplast(R) process of tissue preservation and viral inactivation. In the U.S., most allograft processing is lyophilization/freeze-drying, and to a lesser extent, cryopreservation. The Tutoplast(R) process, however, is based upon solvent dehydration, which preserves the tissue's integrity, and the implants are remodeled in the course of normal healing. The Tutoplast(R) process has an outstanding safety record, including viral inactivation and is shown to be effective against the organism responsible for CJD. Since its introduction more than twenty-five (25) years ago, more than 750,000 procedures have been performed using Tutoplast(R) processed tissues, with no known complications from disease transmission or tissue rejection attributable to the implants. Tutoplast(R) processed implants have been described in more than 100 published scientific papers. Tutoplast(R) implants meet FDA requirements for marketing in the U.S. and they are recognized for their outstanding safety.

     The majority of the medical procedures suitable for allografts are currently being performed with autografts. Autografts are tissues derived from the patient requiring the surgical procedure. The advantages of autografts include the absence of the possibility of tissue rejection and disease transmission. The disadvantages are the dual surgical procedures, pain, increased recovery time and very limited supply. Allograft advantages include the elimination of a second surgical site resulting in lower infection rates, shorter recovery times and lower costs, while its disadvantages include availability, possible rejection and disease transmission. Availability and safety are the primary factors in the ability of allografts to compete with autografts for use by the surgical community.

     The industry in which the Company operates is highly competitive. The 1996 departure of a major German competitor from the business of soft tissue allografts left Tutogen as the largest processor in the international market.
Processors of allograft tissue for transplantation in the U.S. include commercial processors such as Osteotech and Cryolife, companies that are well established in the fields of bones and heart valves respectively, and which have substantially greater financial resources than the Company. Not-for-profit tissue banks that procure and process tissue for distribution are considered competitors for certain applications and in certain markets. Management believes that its Tutoplast(R) process, with its extensive record for safety in the surgical community, gives the Company a competitive advantage over its competitors. However, due to government regulation, disrupted sources of availability and increasing competition, there can be no assurance that the Company will be able to continue to compete successfully. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with newly developed tissue substitutes, which are being developed by other companies.

     Growth Strategy

     The Company estimates that the market potential for bioimplants is approximately $1.2 billion worldwide. The broader market of biomaterials for tissue repair is approximately $6 billion, with 55% in the United States. The Company's strategy for growth is to leverage its Tutoplast(R) technology, its existing allograft business, the two tissue processing facilities and the worldwide distribution organization into a major franchise in biomaterials for tissue repair.

     Product development strategy, in the short run, will focus on maximizing the potential of its allograft business through specialty products in soft tissues and specialty products in hard tissues (bones), a major build-up of the U.S. organization and the building of its own marketing organizations in Germany, France and the U.K. In addition, the Company plans to introduce "Service Processing" as an endeavor to process bones infected by tumors. This process consists of receiving bones removed from a patient and sent to the Company for Tutoplast(R) processing to remove the tumor. After processing, the bones are returned to the surgeon for re-implantation in the patient.

     In the medium term, growth is to come from the expansion of the Company's technology to Tutoplast(R) xenografts (animal tissues), and TriAplast(TM) engineered grafts. The Company sees an opportunity for major growth in both areas, based on expected regulatory and efficacy advantages.

     TriAplast(TM) is an allogenous bone growth factor substrate, with the competitive advantage of having both osteoconductive and superior osteoinductive activity. It is being developed under an exclusive worldwide license from the University of Wurzburg in Germany and is backed by a clinical history of over 850 cases in maxillofacial surgery over more than six (6) years. A 1999 product launch in select European countries is being pursued. The product will be launched in two forms, a powder and pre-cut bone block. TriAplast(TM) will compete in the bone repair and oral surgery markets, which are valued at approximately $160 million in the U.S. and $290 million worldwide.

     In xenografts, the products being pursued are bovine bone and bovine pericardium. The competitive advantage the Company anticipates is that Tutoplast(R) processed xenografts are equivalent to Tutoplast(R) processed allografts, based on evidence in animal experiments. In comparison to xenografts already on the market, the Tutoplast(R) process eliminates antigenicity, keeps the natural mineral and collagenous structure of the tissue, and preserves its potential for complete remodeling. The products will compete in markets valued at $250 million in the U.S. and $450 million worldwide. Tutoplast(R) bovine cancellous bone was launched in Europe in November 1998.

     Additional specialty products in the hard tissue area will come from bone fixation technology under development with the University of Marburg in Germany. The products are a series of splints, nails, screws and anchors for the treatment of complex bone fractures. They will be used in the treatment of fractures of the extremities and will be made of bovine bone. The products should be available by the end of 1999 for full launch in Europe in 2000. The market in Europe is estimated to be approximately $220 million. The U.S. market potential is approximately $300 million.

     In the longer run, the Tutoplast(R) technology is expected to be suitable for the development of tissue engineered products with major market potential, inasmuch as Tutoplast(R) processed tissues are expected to represent ideal biological origin carriers (as distinguished from synthetic origin carriers) for tissue engineered products. Major unfilled needs are in the field of cartilage repair and vascular grafts for coronary bypass and peripheral vascular surgery. No project has as yet been identified in the field of vascular grafts. In the field of cartilage repair, the project has been identified with mesenchymal stem cells. The Company is pursuing research and licensing agreements for combinations with Tutoplast(R) processed tissue as carriers/matrices.

     Research and Development

     Tutogen continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants collaborate on research activities related to allograft and non-allograft development. An internal Product Development Committee plans and organizes all R&D activities.

     In allograft-related areas, R&D activities focus primarily on implant safety through viral inactivation and tissue sterilization. Continuing progress on the application of the Company's proprietary Tutoplast(R) process to various other tissues has met with success. The Company continues to independently review its processing technology to improve tissue safety and efficacy. Non-allograft activities relate to explorations into the use of xenografts, bone substitutes and tissue-engineered grafts. Clinical studies, evaluation and follow-up (as necessary) are conducted on these activities. The Company spent approximately $292,000 in 1998 as compared with $314,000 in 1997. These activities will be expanded substantially pending the availability of the necessary financial resources.

     Customers

     The Company is not dependent upon one or a few principal customers. One customer, Mentor Corporation, accounted for 13% or more of the Company's net sales for the year ended September 30, 1998. All other customers individually accounted for less than 10% of the Company's net sales for the fiscal year 1998.

     Patents, Licenses and Trademarks

     Wherever possible, Tutogen seeks to protect its proprietary information, products, methods and technology by obtaining patents and license protection. Tutogen holds three (3) patents and has registered trademarks covering fourteen
(14) countries worldwide. In the United States, the Company has three (3) FDA accepted 510(k) applications for it's various products or processes. The Company's patents relating to its Tutoplast(R) process have expiration dates of November 1998 for the United States and 1999 and 2000 for Germany and France, respectively. The Company believes that it has established itself through the Tutoplast(R) trademark identity and a record of safety and quality assurance, which will survive the life of the patents.

     Government Regulation

     Tutogen has contracts to receive, process and provide tissues worldwide. Every country has it own regulatory requirements that are constantly under review and subject to change. The Company believes it currently complies with all appropriate governmental requirements and standards in each country where it does business. There can be no assurance that changing governmental administration or laws will not negatively impact the Company.

     For distribution in countries outside the U.S., the Company must comply with the laws in the respective countries. In Germany, allografts are classified as drugs and the German government regulates Tutogen's tissue processing and distribution under a pharmaceutical license within Germany.

The European Commission has proposed regulating allografts as medical devices. At present, Tutogen's German facility is licensed and in compliance with German law.

     In the United States, the FDA has determined that dura mater is subject to all provisions of the Food, Drug and Cosmetic Act and is regulated as a medical device. For distribution in the United States, dura mater is required to be processed in accordance with FDA Quality Standards. All other tissues processed currently by the Company are regulated by the FDA Title 21, code of Federal Regulations, Part 1270 Human Tissue Intended for Transplantation. Similarly, tissue banks and procurement organizations, which provide the tissues to the Company for processing, also must comply with the same regulations.

     Both the FDA and German regulatory agencies conduct inspections of processing facilities. The Company believes that worldwide regulation of allografts is likely to intensify as governments increase their focus on the growing demand for this type of tissue and the need to ensure the health and welfare of its citizenry. Management believes that the Company and its industry will always be subject to changing regulations that could have a material adverse effect on its financial condition and results of operations. Management further believes that they can reduce this exposure by continuing to work closely with government regulators in understanding the industry and drafting reasonable and proper legislation. While the Company believes that it is in compliance with all existing regulations, there can be no assurance that changing laws or interpretations of existing laws will not have a material adverse effect on the results of operations and cash flow.

     The Company has learned that a woman in Denver, Colorado recently died apparently from CJD. The Centers for Disease Control and Prevention ("CDC") and the FDA are investigating the incident to determine if the death was caused by dura mater tissue transplanted during the woman's earlier surgery in 1992. The Company is cooperating with the CDC and the FDA to determine the facts and ascertain if the transplanted tissue was the Company's Tutoplast(R) product. Due to safety controls employed by the Company and with over 750,000 transplants over a 25 year period without a reported case of disease transmission from a Tutoplast(R) processed implant, management does not believe that if, in fact, the tissue used was a Tutoplast(R) product, the death is related to the transplanted tissue. However, until the investigation is complete, no determination can be made as to whether the Company's product is in any way related to the CJD case, nor can the impact of the incident on the Company's future operations be determined at this time. Ongoing discussions with the FDA and the CDC should lead to further clarification of both the involvement of the Tutoplast(R) product and any resulting regulatory implications.

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

     Technological Change and Competition

     The  biomedical   field  continues  to  experience  rapid  and  significant
technological change. Tutogen's success will depend upon its ability to establish and maintain a competitive position in the marketplace with its products and its ability to develop and apply its technology. There are many well-established companies and academic institutions with greater resources that are capable of developing products based on similar or new technology that could effectively compete with those products offered by the Company.

     Foreign Exchange Rates and Foreign Transactions

     A significant portion of the Company's revenues are derived from its German operations, all of which are denominated in Deutsche Marks. Fluctuations in the U.S. Dollar/Deutsche Mark exchange rate will therefore have a significant effect on the Company's dollar results. Transactions with foreign suppliers and foreign customers could be materially adversely affected by possible import, export, tariff and other restrictions that may be imposed by the United States or other countries.

     Employees

     As of September 30, 1998, the Company employed a total of seventy-six (76) full-time and sixteen (16) part-time employees, of whom nineteen (19) were employed in the United States and the remaining in Germany. Management believes its relations with its employees are good.

Item 2.   Description of Property.

     United States. The Company's domestic facilities are located in New Jersey and Florida. In Parsippany, New Jersey, the Company leases approximately 4,400 square feet of office space where its administrative and sales functions are performed. The lease expires in April 2002 and has a base rent of approximately $6,500 per month. The Company's processing plant in Alachua, Florida has expanded from approximately 2,500 square feet of leased space to 4,900 square feet. The Florida lease expires in 2002 and rents for approximately $7,700 per month. The Company believes it is adequate in space and condition for its current needs and has made provisions for expansion if necessary.

     Germany. In Erlangen, Germany, the Company leases 8,000 square feet where its International administrative and sales functions are performed. The lease expires in the year 2000. In addition, Tutogen has a processing plant in Neunkirchen, Germany consisting of six buildings totaling some 26,000 square feet on approximately two acres of land. This property is owned by the Company and should be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future.

Item 3.   Legal Proceedings.

     There were no material legal proceedings as of September 30, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

     There was no submission of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.   Market For Common Equity and Related Stockholder Matters.

     Market Information

     The Company's Common Stock was traded on NASDAQ under the symbol "TTGN". As of September 26, 1997, the Company's Common Stock was delisted from NASDAQ for failure to meet the capital, surplus and bid price requirements for continued listing. The Company is now being traded on the OTC Bulletin Board. The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter within the last two fiscal years.

         Fiscal 1997                        High                    Low
         ------------                       ----                    ---
         First Quarter                   $   1.50                $  0.94
         Second Quarter                      1.22                   0.75
         Third Quarter                       1.88                   0.50
         Fourth Quarter                      1.66                   0.06

         Fiscal 1998
         ------------
         First Quarter                   $   1.25                $  0.88
         Second Quarter                      2.81                   0.94
         Third Quarter                       3.13                   1.68
         Fourth Quarter                      2.56                   1.19

     The market information above is derived from over-the-counter quotations on the Small Cap Market(sm) System of NASDAQ through September 26, 1997 and the OTC Bulletin Board from September 27, 1997 to present. Such market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

     Holders

     As of November 30, 1998, the approximate number of holders of record of the Company's Common Stock was 382.

     Dividends

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations

Revenue and Cost of Revenue

Revenue for the year ended September 30, 1998 increased 3% to $8.9 million from $8.7 million in 1997. The revenue increase was achieved despite the ban on the use of human dura mater tissue in the Japanese market and the discontinuation of the Company's unprofitable sutures business. The core bioimplant revenues, exclusive of the Japanese market and the suture business, was $8.7 million or a 64% increase over $5.3 million in 1997.

Gross margins for the year ended September 30, 1998 increased to 49% from 17% in 1997. The increase is attributable to price increases, a favorable mix resulting from the discontinuation of the unprofitable suture business and increased throughput from the U.S. facility.

General and Administrative

General and Administrative expenses decreased 17% in 1998 to $2.0 million from $2.4 million in 1997. As a percentage of revenues, General and Administrative expenses decreased from 28% in 1997 to 23% in 1998. The decreased expenses are due primarily to a reduction in personnel and legal and consulting expenses.

Distribution and Marketing

Distribution and Marketing expenses decreased 34% in 1998 to $1.5 million from $2.2 million in 1997. As a percentage of revenues, Distribution and Marketing expenses decreased from 26% in 1997 to 16% in 1998. The decreased expenses are due primarily to a reduction in personnel, travelling and other cost saving measures instituted as a result of the discontinuation of revenue from the Japanese market.

Research and Development

Research and Development expenses for the year ending September 30, 1998 are essentially in line with 1997. Research and Development expenses decreased 7% to $292,000 from $314,000 in 1997.

Depreciation and Amortization

Depreciation and Amortization decreased 70% in 1998 to $644,000 from $2.2 million in 1997. The reduction in depreciation and amortization is attributed to substantial write downs of intangible and fixed assets taken, primarily due to the discontinued international suture business, during 1997.

Other Income/Expense

Other income for 1998 totaled $526,000 and is primarily the result of the settlement of the Company's interest in the joint venture with AHT in the amount of $205,000 and an up-front license fee in the amount of $200,000, for the rights to distribute its Tutoplast(R) facia lata in urological and gynecological applications and procedures. Other income for 1997 of $2.1 million was primarily the result of the settlement of the claim against the previous owner of the German operation.

Interest Expense

Interest expense declined 54% in 1998 to $362,000 from $934,000 in 1997. The reduction is directly attributed to the capital restructuring which was completed during the quarter ended December 31, 1997. The restructuring included the conversion of long-term debt to common stock.

Net Income (Loss)

As a result of the above, net income for the year ended September 30, 1998 totaled $122,000 or $0.02 basic earnings per share and $0.01 diluted earnings per share as compared to a net loss of $5.2 million or $6.17 basic and diluted loss per share for 1997.

Liquidity and Capital Resources

At September 30, 1998 and September 30, 1997 the Company had working capital of $3.4 million and negative working capital of $4.2 million respectively. The Company maintains current working capital lines totaling DM 1.9 million (approximately $1.1 million) with several German banks. At September 30, 1998 the Company had borrowed $895,000 against these lines.

The significant improvement in the working capital position from 1997 to 1998 was due to the recapitalization of the Company that was completed during the quarter ending December 31, 1997. The recapitalization included the securing of additional working capital through bridge loans totaling approximately $2.0 million, the conversion of the Series C preferred stock and the conversion of the mezzanine debt. The result of the recapitalization has been an improved financial position and significantly reduced interest burden. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. The Company is actively negotiating with its institutional investors for additional loans/investments to bridge its working capital needs. As a result, the Company received an additional loan, in the amount of $500,000, in the second quarter of 1998. In addition, the Company is continuing to seek other investors to infuse additional capital into the Company. While management believes that it will be successful in securing new funding, there can be no assurances that it will be able to do so. Lack of new funding along with the inability to increase processing revenues could result in a curtailment of operations in the future.

The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications for its products worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations or cash flow.

Year 2000 Compliance

The Company has completed a review of its information systems and applications and has concluded that it is year 2000 compliant. The Company believes that its vendors and other third parties on whom it relies will be timely converted and/or have no Year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company relies will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company. None of the Company's products or manufacturing systems will be affected by the Year 2000 issue.

New Accounting Pronouncements

In June, 1997, the Financial Accounting Standards Board issued SFAS No.130, "Reporting Comprehensive Income", which is effective beginning fiscal year ending September 30, 1999. This standard will require the Company to add the reporting of Comprehensive Income to its financial statements. The Company does not expect the application of this statement to have a material effect on its disclosures.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth the names and ages of the directors and executive officers of the Company (each, a "Director" and/or "Officer"), the positions and offices that each Director and Officer held with the Company, and the period during which each served in such positions and offices. Each Director serves for a term of one year, until his successor is duly elected and qualified. Karl H. Meister, in his capacities as President and Chief Executive Officer, serves for an initial term of three (3) years, subject to automatic extensions for additional one year periods.


                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS


-------------------------------------------------------------------------------------------------------------------
                                                                                          Period Served in
        Name                                Age         Positions/Offices                 Office/Position
        ----                                ---         -----------------                 ----------------
-------------------------------------------------------------------------------------------------------------------
G. Russell Cleveland                        60      Director                              1997 - present
-------------------------------------------------------------------------------------------------------------------
Charles C. Dragone                          61      Chairman of the Board                 1996 - present
                                                    Director                              1992 - present
                                                    Chief Executive Officer               April 1995 - March 1996
                                                                                          October 1992 - September
                                                    Chief Financial Officer               1994
-------------------------------------------------------------------------------------------------------------------
J. Harold Helderman, MD                     53      Director                              1997 - present
-------------------------------------------------------------------------------------------------------------------
Manfred Kruger                              52      Vice President, Managing              1998 - present
                                                    Director, International
                                                    Operations
-------------------------------------------------------------------------------------------------------------------
George Lombardi                             55      Chief Financial Officer,              1998 - present
                                                    Treasurer and Secretary
-------------------------------------------------------------------------------------------------------------------
Karl H. Meister                             63      Director                              1996 - present
                                                    Chief Executive Officer               1996 - present
                                                    President                             1996 - present
-------------------------------------------------------------------------------------------------------------------
Elroy G. Roelke                             67      Director                              1995 - present
                                                    Acting Secretary                      January 1998 - March 1998
-------------------------------------------------------------------------------------------------------------------

The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five (5) years.

     Officers and Directors

     G. Russell Cleveland is the principal founder and the majority shareholder of Renaissance Capital Group, Inc. ("Renaissance"). Renaissance specializes in providing capital to growing emerging publicly owned companies. He is a Chartered Financial Analyst with over 30 years experience in financial planning and analysis. He has served as President of the Dallas Association of Investment Analysts. For over 10 years he was a contributing editor of Texas Business
Magazine. Mr. Cleveland currently serves as the Managing General Partner of Renaissance Capital Partners, Ltd., President of Renaissance Capital Growth & Income Fund III, Inc. (NASDAQ), and Director of Renaissance U.S. Growth & Income Trust PLC, which is traded on the London exchange. Mr. Cleveland also currently serves as director of Global Environmental Corp. and Biopharmaceutics, Inc.

     Charles C. Dragone is the current Chairman of the Board and has served at various times during the past six years as the Company's Chief Executive Officer and as its Chief Financial Officer. Mr. Dragone was formerly a director of KiMed Corporation, a medical products and services company (1992 to 1997). He also was a Partner of Financial Associates, a Sarasota, Florida, consulting firm specializing in corporate finance (1986 to 1992), a private consultant in corporate finance matters (1982 to 1986) and a Vice President, Chief Financial Officer and director of K-Tron International, a manufacturer of process control equipment used by the chemical, pharmaceutical, plastics and food industries (1965 - 1981).

     J. Harold Helderman, MD is a Professor of Medicine, Microbiology and Immunology at Vanderbilt University, Nashville, Tennessee, and is the Medical Director of the Vanderbilt Transplant Center. Dr. Helderman received his MD from the State University of New York, Downstate Medical Center in 1971, Summa Cum Laude. In addition to book and monograph writings, he has authored more than 125 publications in his field of transplant medicine. Dr. Helderman is the immediate past President of the American Society of Transplant Physicians.

     Manfred Kruger is a Corporate Vice President and is the Company's Managing Director for International Operations. Prior to joining the Company in June 1997, Mr. Kruger was Executive Vice President of Fresenius Critical Care International, a division of Fresenius Medical Care, AG. The division was founded in 1991 under his leadership and grew into a substantial business with an average annual growth of about 40%. Prior to Fresenius, Mr. Kruger held management positions with Squibb Medical Systems and American Hospital Supply.

     George Lombardi is the Company's Chief Financial Officer, Treasurer and Secretary. He joined the Company in March 1998. Mr. Lombardi was the Vice President, Chief Financial Officer of Sheffield Pharmaceuticals, Inc., a publicly held (AMEX) development stage pharmaceutical/biotech Company. Before that, he was the CFO and Director of Fidelity Medical, Inc. and a Senior Financial Executive for the New Jersey and New England Operations of National Health Laboratories, Inc. Prior to this, Mr. Lombardi held Senior Financial positions at the Boehringer Ingelheim Pharmaceutical Company and the Revlon Healthcare Group in New York. Mr. Lombardi is a CPA certified in the state of New Jersey and has a degree in accounting from Fairleigh Dickinson University.

     Karl H. Meister has more than 30 years international and U.S. management experience in the pharmaceutical and medical device industries. Before being appointed President and Chief Executive

Officer of the Company in March 1996, Mr. Meister was President and Chief Executive Officer of Carrington Laboratories, Inc., a pharmaceutical company (1990-1995). He also held executive management positions with Schering-Plough Corporation (1976-1988) and Pfizer, Inc. (1965-1976). Mr. Meister received a B.A. Magna Cum Laude from Georgetown University and an M.B.A. from the University of Chicago.

     Elroy G. Roelke is a practicing attorney and for more than forty (40) years, has specialized in corporate finance and business law. In addition, since 1985, he served as Chairman of Knollwood Mercantile Company, a family-owned retail liquor and convenience store business. In March 1989, Mr. Roelke joined Renaissance Capital Group, Inc. and served as Vice President, General Counsel and director until he retired in December 1996. Mr. Roelke currently serves as sole director of Microlytics, Inc. and as a director of Appoint Technologies, Inc., both of which are prior Renaissance Capital investments that discontinued business pending reorganization. In addition, Mr. Roelke serves as a director of several privately held companies that retain his service for corporate legal services. Mr. Roelke received B.A. and J.D. degrees from Valparaiso University.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934

     The Company believes that the reporting requirements, under Section 16(a) of the Exchange Act, for all its executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company were satisfied, except for Mr. Dragone and Dr. Helderman's inadvertent late filing of a Form 5 (Annual Statement of Changes in Beneficial Ownership), disclosing the receipt of options in 1998.

Item 10.  Executive Compensation.

     Compensation of Directors

     The Company's outside Directors receive a $2,000 annual retainer, $1,000 per meeting for attendance at Board meetings, $250 per telephonic meeting, plus reimbursement of out-of-pocket expenses. Beginning January 1998, the Chairman of the Board received $1,000 per month for his services as Chairman.

     Stock Option Plans

     The Company has utilized its 1992 Stock Option Plan (the "1992 Plan") and its 1996 Incentive and Non-Statutory Stock Option Plan (the "1996 Plan"), and wishes in the future to continue to utilize the 1996 Plan to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by Directors, Officers and other key employees. The following is a summary of the provisions of the 1996 Plan. This summary is qualified in its entirety by reference to the 1996 Plan, a copy of which may be obtained from the Company.

     The 1996 Plan authorizes the granting of both incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986 ("ISO"), and non-statutory stock options ("NSSO") to purchase Common Stock. All employees of the Company and its affiliates are eligible to participate in the 1996 Plan. The 1996 Plan also authorizes the granting of NSSOs to non-employee Directors and consultants of the Company. Pursuant to the 1996 Plan, an option to purchase 10,000 shares of Common Stock shall be granted automatically to each outside Director who is newly elected to the Board. In addition, an option to purchase 2,500 shares of Common Stock shall be granted automatically, on the date of each annual meeting of shareholders of the Company, to each outside

Director who has served in that capacity for the past six months and continues to serve following such meeting. Any outside Director may decline to accept any option granted to him under the 1996 Plan.

     The Board of Directors or the Compensation and Stock Option Committee is responsible for the administration of the 1996 Plan and determines the employees to which options will be granted, the period during which each option will be exercisable, the exercise price, the number of shares of the Common Stock covered by each option, and whether an option will be a non-qualified or an incentive stock option. The exercise price, however, for the purchase of shares subject to such an option, cannot be less than 100% of the fair market value of the Common Stock on the date the option is granted. The Stock Option Committee has no authority to administer or interpret the provisions of the 1996 Plan relating to the grant of options to outside Directors. The current members of the Compensation and Stock Option committee are G. Russell Cleveland and Dr. J. Harold Helderman.

     No option granted pursuant to the 1996 Plan is transferable otherwise than by will or the laws of descent and distribution. The term of each option granted to an employee under the 1996 Plan is determined by the Board of Directors or the Compensation and Stock Option Committee, but in no event may such term exceed ten (10) years from the date of grant. Each option granted to an outside Director under the 1996 Plan shall be exercisable in whole or in part during the four (4) year period commencing on the date of the grant of such option. Any option granted to an outside Director shall remain effective during its entire term, regardless of whether such Director continues to serve as a Director. The purchase price per share of Common Stock under each option granted to a Director will be the fair market value of such share on the date of grant.

     The vesting period for options granted under the 1996 Plan is set forth in an option agreement entered into with the optionee. Options granted to an optionee terminate three years after retirement. In the event of death or disability, all vested options expire one year from the date of death or termination of employment due to disability. Upon the occurrence of a "change in control" of the Company, the maturity of all options then outstanding under the 1996 Plan will be accelerated automatically, so that all such options will become exercisable in full with respect to all shares that have not been previously exercised or become exercisable. A "change in control" includes certain mergers, consolidation, and reorganization, sales of assets, or dissolution of the Company.

     In the event that the Company effects a split of the outstanding shares of Common Stock or a dividend payable in Common Stock or the outstanding Common Stock is combined into a smaller number of shares, the maximum number of shares subject to outstanding options and the purchase price per share of such options will be increased or decreased proportionately. The effect of the Reverse Split was to reduce the number of shares subject to the 1996 Plan from 2,000,000 shares to 200,000 shares. At the Special Meeting of Shareholders on November 10, 1997, the Shareholders approved an amendment to the 1996 Plan to increase the number of shares of Common Stock subject to the 1996 Plan from 200,000 shares after the Reverse Split, to 2,000,000 shares. Except for such amendment, the 1996 Plan remained unchanged. The 1996 Plan presently reserves 2,000,000 shares of the Company's Common Stock for issuance thereunder. As of September 30, 1998, options have been issued for 994,500 shares and 1,005,500 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

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

     The Compensation Plan authorizes the granting of incentive compensation to management employees of the Company and its subsidiaries in the form of bonuses, payable 50% in cash and 50% in Common Stock based on the fair market value of the stock on the date of certification of the payment thereof (each such payment, a "Bonus").

     The Compensation and Stock Option Committee is responsible for the administration of the Compensation Plan. The Compensation and Stock Option Committee has full authority to interpret the Compensation Plan, to establish rules and regulations relating to the operation of the Compensation Plan, to determine the management employees eligible to receive Bonuses thereunder, to set Bonus criteria, to determine whether and to what extent the Bonus criteria or other results have been met and to make all other determinations and take all other actions as the Compensation and Stock Option Committee deems necessary, advisable or appropriate for the proper administration of the Compensation Plan.

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

     In the event the Company effects a split of the outstanding shares of Common Stock or a dividend payable in Common Stock, or in the event the outstanding Common Stock is combined into a smaller number of shares, the maximum number of shares that may be issued under the Compensation Plan will be decreased or increased proportionately. The effect of the Reverse Split was to automatically reduce the number of shares subject to the Compensation Plan to 50,000. At the November 10, 1997 Special Meeting of Shareholders, the Shareholders approved an amendment to the Compensation Plan to increase the number of shares subject to the Compensation Plan as a result of the Reverse Split from 50,000 to 500,000. Except for such increase in the number of shares, the Compensation Plan remained unchanged. The Compensation Plan currently reserves 500,000 shares of Common Stock for issuance thereunder and there are no shares outstanding under the Compensation Plan. The Compensation Plan shall terminate on February 27, 2001.

     Employment Agreements

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

     Mr. Meister's annual base salary is $160,000 per year. In addition, the employment agreement provides for: (i) an annual cash bonus in an amount approximately equal to 35% of his annual base salary, subject to the satisfaction of reasonable performance goals, (ii) five-year, non-qualified, stock options for 75,000 shares of Common Stock, granted annually under the 1996 Plan ("Annual Stock Options") and (iii) a five-year special stock option for 750,000 shares of Common Stock, at an exercise price of $0.85 per share, 40% vested upon grant, 30% vested in twelve (12) months, and 30% vested in twenty-four (24) months (the "Special Stock Option"). All options granted to Mr. Meister pursuant to his employment contract were subject to the one-for-ten Reverse Split, and were subsequently repriced. See "Repriced Options" below.

     The Company has an employment agreement with Manfred Kruger, its Corporate Vice President, Managing Director, International Operations. Pursuant to that agreement, the term of Mr. Kruger's employment with the Company commenced on June 16, 1997. The agreement is for an indefinite period and shall terminate upon written notice by the Company, notice of his election to terminate, or the Company terminates his employment for cause. Minimum notice of termination by the Company, except for cause, is one year from the end of a calendar quarter. Mr. Kruger's annual base salary is currently 260,000 DM or approximately $155,000. In addition, the employment agreement provides for: (i) an annual bonus in an amount equal to 30% of his annual base salary, subject to the satisfaction of reasonable performance goals, and (ii) ten-year, qualified stock options for 200,000 shares of Common Stock.

     The Company has an employment agreement with George Lombardi, its Chief Financial Officer, Treasurer and Secretary. Pursuant to that agreement, the term of Mr. Lombardi's employment with the company commenced on March 30, 1998 and shall terminate on March 30, 2000, subject to automatic extensions for additional one-year periods, unless the Company or Mr. Lombardi delivers a written notice of his or its election to terminate, or the Company terminates his employment for cause. Mr. Lombardi's annual base salary is currently $132,500. In addition, the employment agreement provides for: (i) an annual bonus in an amount equal to 25% of his annual base salary, subject to the satisfaction of reasonable performance goals and (ii) ten-year, qualified stock options for 100,000 shares of Common Stock.

     The following table sets forth the compensation awarded to, earned by, or paid to Karl H. Meister, the Company's President and Chief Executive Officer and Manfred Kruger, its Corporate Vice President, Managing Director, International Operations for the period of this Report. There are no other Officers or individuals whose compensation exceeded $100,000 for this period.


                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------
                                     Annual Compensation                Long Term Compensation
----------------------------------------------------------------------------------------------------------------------------
                                                                             Awards             Payouts
----------------------------------------------------------------------------------------------------------------------------
                                                                                  Securities
                                                          Other       Restricted  Underlying
 Name And Principal   Fiscal                              Annual        Stock      Options/      LTIP           All Other
      Position         Year      Salary        Bonus    Compensation   Award(s)     SARs        Payouts        Compensation
                                  ($)           ($)         ($)          ($)        (#)           ($)              ($)
                                                                                    (1)
-------------------------------------------------------------------------------- -------------------------------------------
Karl H. Meister       1998      160,000       14,000         0            0         108,974         0               0
President & Chief     1997      160,000            0         0            0         360,000         0               0
Executive Officer     1996       93,333            0         0            0         750,000         0               0
Manfred Kruger        1998      134,691       21,894         0            0          32,485         0          24,900
Corporate Vice        1997       39,106            0         0            0         200,000         0           1,579
President
-------------------------------------------------------------------------------- -------------------------------------------

----------
(1) Includes 360,000 options and 200,000 options in a repricing transaction during November 1997 for Mr. Meister and Mr. Kruger, respectively. See Footnotes 1, 2, and 3 to the table below.

     Repriced Options

     On November 10, 1997, the Company canceled all of the outstanding stock options previously issued under its stock option plans (the "Old Options") to current employees and directors and replaced them with new options (the "New Options") to remedy the negative effect of the Reverse Split on the exercise prices of Old Options which had ranged from $0.44 per share to $1.10 per share before the Reverse Split, and $4.38 per share to $11.00 per share after the Reverse Split. Generally, New Options were issued for a new number of shares of Common Stock, representing 40% of the former number of shares into which the Old Options were exercisable before the Reverse Split. The exercise price of the New Options is equivalent to the market price of the Common Stock on the date of the grant of the New Options, $1.57.

     The following table sets forth certain information regarding replacement stock options granted to Karl H. Meister, President and Chief Executive Officer, and Mr. Kruger, Corporate Vice President, on November 10, 1997.

                      OPTION/SAR GRANTS IN FISCAL YEAR 1998
                               (Individual Grants)


-----------------------------------------------------------------------------------------------------------
                          Number of Securities
                               Underlying            Percent of Total      Exercise or
                          Options/SARs Granted      Options/SARs Granted   Base Price       Expiration
     Name                         (#)                  To Employees        ($/Sh)             Date
-----------------------------------------------------------------------------------------------------------
Karl H. Meister                300,000(1)                  32.9%              $1.57      November 9, 2002
                                60,000(2)                   6.6%              $1.57      November 9, 2002
                               ----------------------------------------------------------------------------
Manfred Kruger                 200,000(3)                  22.0%              $1.57      November 9, 2007
-----------------------------------------------------------------------------------------------------------

----------
(1) Represents a replacement grant for Mr. Meister's Old Option (Special Stock Option) to purchase 750,000 shares of Common Stock at $0.85 per share. Pursuant to the provisions of Mr. Meister's employment agreement and the terms and conditions of the Non-Statutory Stock Option Agreement dated November 10, 1997, the Company granted Mr. Meister a Non-Statutory Stock Option to purchase 300,000 shares of Common Stock for $1.57 per share, which New Option shall vest as follows: (i) November 10, 1997 - 120,000 shares, (ii) November 10, 1998 - 90,000 shares, and November 10, 1999 - 90,000 shares.

(2) Represents replacement grant for Mr. Meister's Old Options (Annual Stock Options) to purchase, in the aggregate, 150,000 shares of Common Stock. Pursuant to the provisions of Mr. Meister's employment agreement, the 1996 Plan and the terms and conditions of the Non-Statutory Stock Option Agreement dated November 10, 1997, the Company granted Mr. Meister a Non-Statutory Stock Option to purchase 60,000 shares of Common Stock for $1.57 per share. The New Option was fully vested as of the date of grant.

(3) Represents replacement grant for Mr. Kruger's Old Options (500,000) to purchase in the aggregate, 200,000 shares of Common Stock. Pursuant to the provisions of Mr. Kruger's employment agreement, the 1996 Plan, and the terms and conditions of the Incentive Stock Option Agreement dated November 10, 1997, the Company granted Mr. Kruger an Incentive Stock Option to purchase 200,000 shares of Common Stock for $1.57 per share of which ISO's 50,000 shares are vested as of the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Giving effect to the Recapitalization described in Part I of this Report, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 1998, by (i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of November 30,1998, there were approximately 5,363,823 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------------------------------
      Name and Address                                           Amount and Nature          Percentage
     of Beneficial Owner                                     of Beneficial Owner (1)(2)    of Class (3)
--------------------------------------------------------------------------------------------------------
Renaissance Capital Partners II, Ltd. (4) ........................   6,832,667                56.02%
    8080 N. Central Expressway
    Suite 210-LB 59
    Dallas, TX 75206

Renaissance Capital Group, Inc. (5) ..............................   6,832,667                56.02%

Kleinwort Benson European Mezzanine Fund, L.P. (6) ...............   1,395,192                20.64%
    Westbourne
    The Grange
    St. Peter Port
    Guernsey, CI
    GY1 3BG

NatWest Ventures (Investments) Ltd. (7) ..........................   1,918,409                26.34%
    Fenchurch Exchange
    8 Fenchurch Place
    London, England
    EC3M4TE

G. Russell Cleveland (8) .........................................   6,832,667                56.02%

Charles Dragone (9) ..............................................     155,339                 2.81%

Dr. J. Harold Helderman (10) .....................................      22,500                    *

Manfred Kruger (10) ..............................................     106,250                 1.94%

George Lombardi (10) .............................................      25,000                    *

Karl H. Meister (11) .............................................     626,354                10.46%

Elroy G. Roelke (10) .............................................      43,000                    *

All directors and officers as a group (7 persons) ................   7,811,110                59.29%

----------
*    Less than 1%

(1) In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.

(2) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the Common Stock beneficially owned by them.

(3) In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 1998 held by such individual or group.

(4) Includes 6,137,557 shares of Common Stock which Renaissance Capital Partners II, Ltd. has the right to acquire within sixty (60) days.

(5) Represents all of the shares of Common Stock beneficially owned by Renaissance Capital Partners II Ltd. Renaissance Capital Group, Inc. is the Managing General Partner of Renaissance Capital Partners II, and its business address is the same as that provided for Renaissance Capital Partners II.

(6) Includes 322,035 shares of Common Stock issuable upon exercise of warrants exercisable within sixty (60) days.

(7) Includes 21,615 shares of Common Stock issuable upon exercise of warrants exercisable within sixty (60) days.

(8) Represents all of the shares of Common Stock beneficially owned by Renaissance Capital Partners II Ltd. and Renaissance Capital Group, Inc. Mr. Cleveland is the President and 66.6% majority shareholder of Renaissance Capital Group, Inc. His business address is that of Renaissance Capital Partners II Ltd.

(9) Includes 138,750 shares of Common Stock issuable upon exercise of options and warrants exercisable within sixty (60) days and 16,589 shares for which Mr. Dragone shares voting and investment power with his spouse.

(10) All of the shares of Common Stock beneficially owned by Messrs. Helderman, Kruger, Lombardi, and Roelke are derivative securities issuable upon exercise of options exercisable within sixty (60) days

(11) Includes 496,354 shares of Common Stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

Item 12.  Certain Relationships and Related Transactions.

     G. Russell Cleveland, a director of the Company, is also the President and 66.6% majority shareholder of Renaissance Capital Group ("Renaissance Group"), which is the Managing General Partner of Renaissance. As described in greater detail elsewhere in this Report, Renaissance is an Institutional Investor in the Company. Prior to the Recapitalization, Renaissance held Series C Stock and provided the Bridge Loan. As a result of the Recapitalization, the Series C Stock was converted into Common Stock and the Bridge Loan was converted into the Debenture Loan, the Debenture and the Bridge Warrant. (See, Part I, Item 1. "Description of Business - 1997 Recapitalization.") Mr. Cleveland is a beneficial owner of the Company's Common Stock acquired by Renaissance in the Recapitalization and of those shares that Renaissance has the right to acquire within sixty (60) days pursuant to the Bridge Warrant and the Debenture. (See, "Beneficial Ownership Table" above). He is also the indirect beneficiary of Renaissance in the Loan Agreement, the Security Agreements and the Stock Pledge Agreement.

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

     10.4 Second Amendment to Security Agreement (Stock Pledge Agreement), dated December 1, 1997, by Biodynamics International, Inc. for the benefit of Renaissance Capital Partners II, Ltd.

     10.5 Joint Venture Agreement between Biodynamics International, Inc. and Texas Medical Products dated November 1, 1990.*

     10.6 Employment Agreement between Biodynamics International, Inc. and Karl H. Meister, dated June 12, 1996.

     10.7 Employment Agreement between Biodynamics International, Inc. and Manfred Kruger, dated June 9, 1997.

     10.8 Employment Agreement between Biodynamics International, Inc. and George Lombardi, dated March 30, 1998.

     21     Subsidiaries of Registrant.

     27     Financial Data Schedule.

     *    Document incorporated by reference from previous Form 10-KSB filings.

     ** Document incorporated by reference from Exhibit 2 of Registration Statement, On Form 20-F, of American Biodynamics, Inc., effective October 2, 1987.

(b)  Reports on 8-K

          None

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date December 22, 1998

                                TUTOGEN MEDICAL, INC.


                                /s/ Karl H. Meister
                                ------------------------------------------------
                                Karl H. Meister
                                President, Chief Executive and Financial Officer


                                /s/ George Lombardi
                                ------------------------------------------------
                                George Lombardi
                                Chief Financial Officer, Treasurer and Secretary


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


Signature                                 Title                   Date
---------                                 -----                   ----

/s/ G. Russell Cleveland                Director            December 22,1998
------------------------
G. Russell Cleveland


/s/ Charles C. Dragone                  Director            December 22, 1998
------------------------
Charles C. Dragone


/s/ J. Harold Helderman                 Director            December 22, 1998
-----------------------
Dr. J. Harold Helderman


/s/ Karl H. Meister                     Director            December 22, 1998
------------------------
Karl H. Meister


/s/ Elroy G. Roelke                     Director            December 22, 1998
------------------------
Elroy G. Roelke

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and subsidiaries (the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity (deficiency) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte and Touche LLP
---------------------------
DELOITTE AND TOUCHE LLP

Parsippany, New Jersey
November 30, 1998

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND 1997
(In Thousands)
--------------------------------------------------------------------------------


ASSETS                                                       1998         1997

CURRENT ASSETS:
  Cash and cash equivalents                                $   357      $   777
  Accounts receivable                                        1,685        1,738
  Inventories                                                4,435        2,391
  Other current assets                                         173           94
                                                           -------      -------
           Total current assets                              6,650        5,000

PROPERTY, PLANT AND EQUIPMENT - Net                          2,995        2,996

INTANGIBLE AND OTHER ASSETS - Net                              596        1,106
                                                           -------      -------
TOTAL ASSETS                                               $10,241      $ 9,102
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $ 1,010      $   980
  Accrued interest                                             189          267
  Other accrued expenses                                       953        1,115
  Revolving credit arrangements                                895          719
  Current portion of long-term debt                            162        6,101
                                                           -------      -------
           Total current liabilities                         3,209        9,182
                                                           -------      -------
OTHER LIABILITIES:
  Long-term debt                                             3,644        1,175
  Other long-term obligations                                   17           10
                                                           -------      -------
           Total other liabilities                           3,661        1,185
                                                           -------      -------
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (DEFICIENCY)                            3,371       (1,265)
                                                           -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $10,241      $ 9,102
                                                           =======      =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
(In Thousands, Except for Share Data)
---------------------------------------------------------------------------------------


                                                                1998            1997
OPERATING REVENUES:
  Revenue                                                   $      8,912    $     8,691
  Cost of revenue                                                  4,545          7,232
                                                            ------------    -----------
           Gross margin                                            4,367          1,459
                                                            ------------    -----------
OPERATING EXPENSES:
  General and administrative                                       2,017          2,424
  Distribution and marketing                                       1,456          2,218
  Research and development                                           292            314
  Depreciation and amortization                                      644          2,174
                                                            ------------    -----------
           Total operating expenses                                4,409          7,130
                                                            ------------    -----------
OPERATING LOSS                                                       (42)        (5,671)
                                                            ------------    -----------
LOSS IN EQUITY OF JOINT VENTURE                                     --              315

LOSS ON CONVERSION OF SENIOR B DEBT                                 --              353

OTHER INCOME                                                        (526)        (2,051)

INTEREST EXPENSE                                                     362            934
                                                            ------------    -----------
                                                                    (164)          (449)
                                                            ------------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                    122         (5,222)

INCOME TAXES (Note 11)                                              --             --
                                                            ------------    -----------
NET INCOME (LOSS)                                           $        122    $    (5,222)
                                                            ============    ===========
Average shares outstanding for basic earnings per share        5,017,178        845,972
                                                            ============    ===========
Basic earnings (loss) per share                             $       0.02    $     (6.17)
                                                            ============    ===========
Average shares outstanding for diluted earnings per share     10,794,554        845,972
                                                            ============    ===========
Diluted earnings (loss) per share                           $       0.01    $     (6.17)
                                                            ============    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
(In Thousands)
--------------------------------------------------------------------------------------


                                                                      1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   122    $(5,222)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                       867      3,020
    Gain from settlement of interest in joint venture
      (included in other income)                                       (205)      --
    Equity in loss of joint venture                                    --          315
    Stock issued for services                                          --           20
    Deferred convertible interest expense                              --           38
    Foreign currency transaction gain                                  --         (186)
    Loss on conversion of Senior B Debt                                --          353
    Gain from conversion of debt related to litigation settlement
      (included in other income)                                       --       (2,160)
    Changes in assets and liabilities net of effect of
      contributions to joint venture:
      Accounts receivable                                                53        635
      Inventories                                                    (2,044)     1,064
      Other current assets                                              (79)        32
      Accounts payable and accrued expenses                             105        113
      Other long-term liabilities                                         7         10
                                                                    -------    -------
           Net cash used in operating activities                     (1,174)    (1,968)
                                                                    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                            (182)       (95)
                                                                    -------    -------
            Net cash used in investing activities                      (182)       (95)
                                                                    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Series C issued for stock options exercised                          --           22
  Bridge loan proceeds                                                 --        2,036
  Issuance of stock                                                   4,185       --
  Proceeds from revolving credit arrangements - net                     176        719
  Repayment of long-term debt                                        (6,021)    (1,161)
  Proceeds from long term debt                                        2,574       --
  Capital lease payments                                                (23)        (5)
                                                                    -------    -------

           Net cash provided by financing activities                    891      1,611

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  45        698
                                                                    -------    -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (420)       246

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            777        531
                                                                    -------    -------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $   357    $   777
                                                                    =======    =======

                                                                     (Continued)

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
(In Thousands)
--------------------------------------------------------------------------------

Supplemental information on cash flows and noncash transactions is as follows:


                                                                   1998     1997

SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Interest paid                                                  $  410   $  758
                                                                 ======   ======
SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Issuance of Series C Preferred Stock in exchange for:
    Senior B Debt                                                $ --     $1,609
  Conversion of Series C Preferred Stock in exchange
    for Common Stock                                               --          1
  Issuance of common stock to settle interest in joint venture      110     --
                                                                 ------   ------
                                                                 $  110   $1,610
                                                                 ======   ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                                                                     (Concluded)

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
(In Thousands, Except for Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                               Preferred            Common                              Cumulative
                                                                 Stock              Stock              Paid-in          Translation
                                                               ($.01 par)         ($.01 par)           Capital           Adjustment
BALANCE, SEPTEMBER 30, 1996                                   $          1       $         83       $     21,259       $        (53)
  Stock issued for services                                           --                 --                   20               --
  Series C issued for stock options exercised                         --                 --                   22               --
  Series C issued on conversion of debt                               --                 --                1,609               --
  Common stock issued on conversion of Series C                         (1)                 1               --                 --
  Net loss                                                            --                 --                 --                 --
  Foreign currency translation adjustment                             --                 --                 --                 (206)
                                                              ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 1997                                           --                   84             22,910               (259)

  Reclassification                                                    --                  185               (185)              --
  Reverse stock split                                                 --                 (242)               242               --
  Conversion of mezzanine debt                                        --                   26              4,159               --
  Stock issued to settle termination of
    interest in joint venture                                         --                    1                109               --
  Net income                                                          --                 --                 --                 --
  Foreign currency translation adjustment                             --                 --                 --                  219
                                                              ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 1998                                   $       --         $         54       $     27,235       $        (40)
                                                              ============       ============       ============       ============


                                                                                                       Common            Preferred
                                                                                                       Shares             Shares
                                                              Accumulated                            Issued and         Issued and
                                                                Deficit              Total           Outstanding        Outstanding

BALANCE, SEPTEMBER 30, 1996                                   $    (18,778)      $      2,512          8,338,240            110,603
  Stock issued for services                                           --                   20               --                 --
  Series C issued for stock options exercised                         --                   22             52,650               --
  Series C issued on conversion of debt                               --                1,609               --               12,625
  Common stock issued on conversion of Series                         --                 --           18,484,200           (123,228)
  Net loss                                                          (5,222)            (5,222)              --                 --
  Foreign currency translation adjustment                             --                 (206)              --                 --
                                                              ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 1997                                        (24,000)            (1,265)        26,875,090               --

  Reclassification                                                    --                 --                 --                 --
  Reverse stock split                                                 --                 --          (24,187,431)              --
  Conversion of mezzanine debt                                        --                4,185          2,626,301               --
  Stock issued to settle termination of
    interest in joint venture                                         --                  110             50,000               --
  Net income                                                           122                122               --                 --
  Foreign currency translation adjustment                             --                  219               --                 --
                                                              ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 1998                                   $    (23,878)      $      3,371          5,363,960               --
                                                              ============       ============       ============       ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
(In Thousands, Except for Share Data)
--------------------------------------------------------------------------------


1.   OPERATIONS AND ORGANIZATION

     Tutogen Medical, Inc. with its consolidated subsidiaries (the "Company") processes, manufactures and distributes worldwide, specialty surgical products and performs tissue processing services for neuro, orthopedic, reconstructive and general surgical applications. The Company's core business is processing human donor tissue, utilizing its patented Tutoplast(R) process, for distribution to hospitals and surgeons. Through September 30, 1997, the Company also manufactured and distributed surgical sutures internationally. That business ceased operations as of September 30, 1997. The Company processes at its two manufacturing facilities in Germany and the United States and distributes its products and services to over 40 countries worldwide.

     At the Annual Meeting of shareholders of the Company held on March 30, 1998, the Company's shareholders approved the proposal to change the name of the Company from "Biodynamics International, Inc." to "Tutogen Medical, Inc."

     In 1997, the ban on the use of human dura mater in two of the Company's important markets had a material adverse affect on the Company's results of operations and financial position. As a result of these financial difficulties, the Company initiated a significant restructuring of its capitalization for both short-term and long-term capital requirements. The recapitalization consisted of:

     o    the  securing of  additional  working  capital  financing  in June and
          September   1997   provided   through   bridge   loans  that   totaled
          approximately $2,036 (see Note 8);

     o the conversion of all outstanding Series C preferred stock on September 22, 1997 into common stock and warrants (see Note 9);

     o the subsequent replacement of the bridge loans with a convertible debenture loan on November 11, 1997 (see Note 8);

     o the repayment in December 1997 of certain loans by the mezzanine lenders to the Company's German subsidiary and the subsequent issuance of common stock (see Note 8); and

     o    approval and  implementation  of a one-for-ten  reverse stock split on
          November  11,  1997  to  accommodate   the  various   recapitalization
          transactions (see Note 9).

     The result of the recapitalization has been an improved financial position and significantly reduced interest burden. While the Company continues its efforts to reverse the ban on human dura mater and further believes it can recover from the resultant loss of business, there can be no assurances that it will be able to do so or that bans in other countries might not be invoked. Further, the Company has forecasted positive cash flows from operations in 1999; however, there can be no assurances that these forecasts will materialize. Management of the Company believes that the changes instituted during fiscal 1997 and 1998 via the securing of additional working capital, the conversion of the Series C preferred stock, the conversion of the mezzanine debt, and the implementation of a one-for-ten stock split will result in increased profitability and cash flow necessary to fund operations.

     At September 30, 1997, the Company's 50% joint venture interest in Advanced Haemotechnologies a manufacturer of blood transfusion and filtration equipment, was reduced to zero as its share of losses in the Joint Venture exceeded the value of its investment. The net loss from the joint venture for the year ended September 30, 1997 was $138. In 1997, as a result of negotiations to dissolve the joint venture, the Company provided for $315 as a loss in the Company's results. In June 1998, the Company and its joint venture partner dissolved the joint venture by issuing to its partner 50,000 shares of the Company's common stock. The difference between the previously recorded liability of $315 and the fair value of the shares issued was recognized in income as a partial reversal of the charge, in the amount of $205.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies of the Company are presented below.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

     Foreign Currency Translation - The functional currency of the Company's German subsidiary is the Deutsche Mark ("DM"). Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments are made directly to a separate component of shareholders' equity. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. The Company recognized currency gains of $0 and $180 for 1998 and 1997, respectively. The exchange rates at September 30, 1998 and 1997 were DM 1.67/U.S. Dollar and DM 1.76/U.S. Dollar, respectively.

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

     Inventories - Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods includes costs attributable to direct labor and overhead.

     Property, Plant and Equipment - Property, plant and equipment are stated at cost. Periodically, the Company evaluates the recoverability of the net carrying value of its property, plant and equipment by estimating its fair value. The fair value is compared to the carrying amount. Depreciation is computed by using the straight-line method over the following estimated useful lives of the assets:

        Building and improvements                              40 years
        Machinery, equipment, furniture and fixtures         3-10 years

     Intangible and Other Assets - Intangible assets consist of patents and trademarks, which are stated at acquired cost less accumulated amortization. Patents are amortized on a straight-line basis over a weighted average of the remaining patent protection periods of all existing worldwide patents and do not exceed thirteen years. Trademarks and organization costs are amortized straight line over the expected benefit period of five years. The Company periodically reviews the carrying values of goodwill and other intangible assets to assess recoverability, and permanent impairments, if any, would be recognized in current year operations.

     Revenue and Cost of Revenue - Revenue reflected is gross revenue, with net cash discounts and shipping included in cost of revenue. Cost of revenue includes depreciation of $223 and $349 for the years ended September 30, 1998 and 1997, respectively. Revenue for the sale of goods or services is recognized upon the shipment of the processed tissues or sutures.

     Research and Development Costs - Research and development costs are charged to operations as incurred.

     Earnings Per Share - On September 30, 1998, the Company adopted Statement of Financial -Accounting Standards ("SFAS") No. 128, "Earnings per Share." This standard revises certain methodology for computing earnings per share
     (EPS) and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through deferred stock units and the exercise of stock options and warrants. In 1997, the computation of diluted loss per share is anti-dilutive therefore the amounts reported for basic and diluted loss per share are the same. Basic per share amounts have been adjusted by the one-for-ten reverse stock split (Note 9) for all periods presented.

     All prior period earnings per share figures presented herein have been restated in accordance with the adoption of SFAS No. 128. For the Company, basic earnings per share equal previously reported primary earnings per common share.

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

     The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues are provided through a broad base of independent distributors. One customer accounted for 13% and 0% in 1998 and 1997, respectively, of consolidated revenue. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 1998.

4.   INVENTORIES

     Major classes of inventory at September 30, 1998 and 1997 were as follows:

                                                         1998             1997

     Raw materials                                     $ 1,473          $ 1,021
     Work in process                                     2,729            1,002
     Finished goods                                      1,249            1,106
                                                       -------          -------
                                                         5,451            3,129

     Less reserves for obsolescence                     (1,016)            (738)
                                                       -------          -------
                                                       $ 4,435          $ 2,391
                                                       =======          =======


5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 1998 and 1997 consisted of the following:


                                                         1998             1997

     Land                                              $   482          $   460
     Buildings and improvements                          2,313            2,187
     Machinery and equipment                               689              657
     Office furniture and equipment                      1,232            1,294
                                                       -------          -------
                                                         4,716            4,598

     Less accumulated depreciation                      (1,721)          (1,602)
                                                       -------          -------
                                                       $ 2,995          $ 2,996
                                                       =======          =======

     The Company's property held under capital leases of approximately $58 is included in machinery and office equipment at September 30, 1998 and 1997, respectively. The depreciation expense for the years ended September 30, 1998 and 1997 was approximately $324 and $466, respectively.

6.   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets at September 30, 1998 and 1997 consisted of the following:

                                                  1998             1997

      Patents                                   $ 6,579          $ 6,241
      Trademarks                                  1,283            1,478
                                                -------          -------
                                                  7,862            7,719

      Less accumulated amortization              (7,266)          (6,613)
                                                -------          -------
                                                $   596          $ 1,106
                                                =======          =======


     At September 30, 1998 and 1997, the Company has assessed the carrying values of all intangible assets in accordance with SFAS No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of." In 1997, the Company wrote off patents and trademarks associated with the Company's sutures business and revalued patents to coincide with their remaining lives. The amortization expense for the years ended September 30, 1998 and 1997 was approximately $543 and $2,554, respectively.

7.   REVOLVING CREDIT ARRANGEMENTS

     Under the terms of revolving credit facilities with three banks, all of which expire within the next twelve months, the Company may borrow up to DM
     1.850 million or approximately $1,100 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 7.75% to 8.5%. The borrowings under the revolving credit agreements are unsecured.

8.   LONG-TERM DEBT

     Long-term debt at September 30, 1998 and 1997 consisted of the following:


                                                                          1998       1997
     Senior debt, 5.75% interest until March 30, 2008
       when terms are renegotiable, due 2008                           $ 1,208    $ 1,215

     Bridge loans, 12% interest, due December 31, 1997                    --        2,036

     Convertible debenture, 9% interest; due 2002                        2,074       --

     Mezzanine debt, LIBOR plus 4% interest; 7.3125%
       at September 30, 1997; due 1999                                    --        3,978

     Convertible debenture, 9% interest; due 2002                          500       --

     Capital lease obligations, 8.5% interest, due 2000 (see Note 5)        24         47
                                                                       -------    -------
                                                                         3,806      7,276

     Less current portion                                                 (162)    (6,101)
                                                                       -------    -------
                                                                       $ 3,644    $ 1,175
                                                                       =======    =======

     Aggregate maturities of long-term debt are $162 - 1999; $367 - 2000; $328 - 2001; $304 - 2002; $1,826 - 2003 and $819 thereafter.

     In June 1997, the Company received a $1,000 short-term loan for working capital purposes from an institutional investor in the Company. In September 1997, the same lender provided an additional loan of $1,000. The loans are collectively known as the "Bridge loans." On November 11, 1997, the Bridge loans were replaced with a Convertible Debenture Loan, which extended the maturity date to November 11, 2002. On March 23, 1998, the Company received $500 from one of its institutional investors and issued a convertible debenture, due in November 2002. These convertible debentures are secured by all the assets of the Company.

     The Senior debt and one of the revolving credit facilities are with a German bank and are secured by a mortgage on the Company's German facility. The Senior debt is repayable in monthly installments through 2008, and the credit facility is repayable as working capital dictates. The debt has been incurred by the Company's German subsidiary but is guaranteed by the parent company.

     Pursuant to a recapitalization agreement, and in addition to the mezzanine lenders' agreement to participate in the Series C conversion as of year end, the mezzanine lenders agreed to exchange such loans and accrued interest into shares of common stock subject to the completion of a 1-for-10 reverse stock split occurring on November 10, 1997. On December 24, 1997, all of the Mezzanine debt and accrued interest (approximately $4,100) was exchanged for 2,626,301 shares of the Company's common stock (Note 9).

9.   SHAREHOLDERS' EQUITY (DEFICIENCY)

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

     Pursuant to the Recapitalization Agreement, the institutional investors, holding a majority of the Company's Series C Preferred Stock (the "Series C Stock"), agreed to approve certain amendments to the terms of such stock, which would allow the Company to immediately convert the Series C Stock into shares of the Company's common stock, par value $.01 per share (the "Common Stock"). The operative changes to the terms of the Series C Stock were the deletion of its anti-dilution provisions, and the mandatory conversion by the Board of Directors of all of the Series C Stock into Common Stock (the "Amendments"). On September 16, 1997, the Amendments were duly approved at a special meeting of the holders of the Series C Stock, and the Board of Directors took action on September 22, 1997 to convert all of the outstanding shares of Series C Stock, in the aggregate, into (i) 18,484,200 shares* of Common Stock, and (ii) three-year warrants to purchase an additional 18,484,200 shares* of Common Stock for $4,621 (the "Series C Warrants"), (the conversion described in this paragraph hereinafter referred to as the "Series C Conversion").

     In the Series C Conversion, one of the institutional investors received 5,475,600 shares* of Common Stock, and a Series C Warrant to purchase approximately 5,475,600 additional shares* of Common Stock for $1,369. The mezzanine lenders received, in exchange for their Series C Stock, an aggregate of

     3,436,500 shares* of Common Stock, and Series C Warrants to purchase 3,436,500 additional shares* of Common Stock for $859. The remaining holders of Series C Stock, in the aggregate, received 9,572,100 shares* of Common Stock, and Series C Warrants to purchase 9,572,100 additional shares* of Common Stock for $2,393.

     One of the institutional investors further agreed to exchange the Bridge Loans for (i) a five-year convertible debenture (the "Debenture"), convertible into 44,132,309 shares* of Common Stock, and (ii) warrants, exercisable at $2,016, for 8,063,963 shares* of Common Stock (the "Bridge Loan Warrant"). Similarly, each of the mezzanine lenders agreed to exchange its loans to the Company's German subsidiary, totaling, in the aggregate, approximately $4,100 in principal and accrued interest as of August 1997, (the "Mezzanine Loans"), for 2,626,301 shares* of Common Stock. The Mezzanine Loans were converted in December 1997.

     *    Represents number of shares prior to the reverse stock split.

     Reverse Stock Split - On November 10, 1997, the Board of Directors approved a 1-for-10 reverse stock split (the "Reverse Split"). The Reverse Split reduced the number of common shares outstanding at October 10, 1997 (herein "effective date") from approximately 26,875,000 shares to 2,687,500 shares. As of the effective date, there were outstanding options to purchase aggregate 2,492,000 shares of common stock. The Reverse Split agreement provides for an automatic adjustment of the number of shares and warrants and the price per share of common stock shares that may be purchased under the 1996 Stock Option Plan and 1992 Stock Option Plan (the "Plans"). The Company subsequently canceled all of the outstanding stock options previously issued under its stock option plans (the "Old Options") to current employees and directors and replaced them with new options (the "New Options") to remedy the negative effect of the Reverse Split on the exercise prices of Old Options which had ranged from $0.4375 per share to $1.10 per share before the Reverse Split, and $4.375 per share to $11.00 per share after the Reverse Split. Generally, the number of New Options issued represented 40% of the former number of shares into which the Old Options were exercisable before the Reverse Split. The exercise price of the New Options is equivalent to the market price of the Common Stock on the date of the grant of the New Options, $1.57.

     Stock Options - The Company maintains two stock option plans, the 1996 Stock Option Plan (2,000,000 shares authorized) and the 1992 Stock Option Plan (140,000 shares authorized), under which incentive and non-qualified options have been granted to employees, directors and certain key affiliates. Under the Plans, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire either four, five or ten years from grant. In connection with a special meeting of shareholders held on November 10, 1997, the shareholders approved a one-for-ten reverse stock split which reduced the shares of Common stock available under the aforementioned plans to 200,000 and 140,000 shares, respectively. At said meeting, the shareholders also approved an amendment to the 1996 Stock Option plan increasing the shares covered to 2,000,000 shares.

Changes in outstanding options for both Plans were as follows:

                                           Number of
                                            Common              Price
                                            Shares             Per Share

September 30, 1996 Outstanding             1,478,000        $1.00 - $  1.19

  Granted                                  1,697,500        $0.44 - $  0.78
  Exercised                                 (200,000)            $1.10
  Canceled                                  (733,500)       $0.78 - $  1.19
                                           ---------        ---------------
September 30, 1997 Outstanding             2,242,000        $0.44 - $  1.19

  Reverse stock split                     (1,417,800)       $0.44 - $ 13.13 *
  Granted                                    559,000        $1.13 - $  2.38 *
  Canceled                                  (388,700)       $0.44 - $  1.13 *
                                           ---------        ---------------
September 30, 1998 Outstanding               994,500        $1.13 - $ 13.13 *

*    Amounts have been adjusted for the reverse split.

Of the outstanding options, a total of 628,750 are exercisable as of September 30, 1998.

At a special meeting of shareholders held on November 10, 1997, the granting of a new Special Stock Option to purchase 300,000 shares to the Company's President and Chief Executive Officer was approved. This grant replaces the previous grant of 750,000 shares, which was reduced to 75,000 shares as a result of the one-for-ten reverse stock split. 40% of these options become exercisable in 1997, 30% in 1998 and 30% in 1999. The option exercise price is $1.57 per share and the options expire in 2002.

Under SFAS No. 123 Accounting for Stock-based Compensation, the pro forma amounts if stock options and warrants were reported under the fair value method are as follows:

                                                              1998       1997

     Pro forma net income (loss)                            $    21   $ (5,222)
     Pro forma basic and diluted earnings (loss) per share  $  0.00   $  (6.17)



None of the outstanding options were "in-the-money" as of September 30, 1997 since the market price of the common stock was less than the exercise price of the stock options.

Management Incentive Compensation Plan - At a special meeting of shareholders held on November 10, 1997, the shareholders approved a one-for-ten reverse stock split which reduced the shares of Common stock available under the 1996 Management Incentive Compensation Plan to 50,000 shares. At said meeting, the shareholders also approved an amendment to the plan increasing the shares covered to 500,000 shares. As of September 30, 1998, no shares have been issued under this Plan.

10.  SEGMENT DATA

     On September 30, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard requires disclosure of financial and descriptive information about the Company's reportable operating segments. Operating segments are the components of the Company about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

     The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations are performed in two geographically-determined segments: the United States and Europe ("International"). The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The company evaluates performance based on profit or loss from operations before income taxes not including non-recurring and foreign exchange gains or losses. The Company accounts for intersegment sales and transfers at contractually agreed-upon prices.

     The Company's reportable segments are strategic business units that offer products and services to different geographic markets. They are managed separately because of the differences in these markets as well as their physical location.

     A summary of the operations and assets by segment is as follows:

     1998                                      International        United States         Consolidated
     Gross revenue - third party                $  6,925              $  2,868              $  9,793
     Less - intercompany                            (881)                 --                    (881)
                                                --------              --------              --------
     Total revenue                                 6,044                 2,868                 8,912
                                                --------              --------              --------

     Depreciation and amortization                   778                    89                   867

     Interest expense                                132                   230                   362

     Net income                                      115                     7                   122

     Capital expenditures                             99                    83                   182

     Total assets                                  7,629                22,772                30,401
     Less intercompany advances                     --                 (20,160)              (20,160)
                                                --------              --------              --------

                                                   7,629                 2,612                10,241
                                                --------              --------              --------


1997                                          International         United States          Consolidated
     Gross revenue - third party                $  7,594              $  1,153              $  8,747
     Less - intercompany                             (56)                 --                     (56)
                                                --------              --------              --------
     Total revenue                                 7,538                 1,153                 8,691
                                                --------              --------              --------
     Depreciation and amortization                 2,914                   106                 3,020

     Interest expense                                844                    90                   934

     Net loss                                     (3,866)               (1,356)               (5,222)

     Capital expenditures                             79                    16                    95

     Total assets                                 12,067                16,419                28,486
     Less intercompany advances                   (4,264)              (15,120)               19,384
                                                --------              --------              --------
                                                   7,803                 1,299                 9,102
                                                --------              --------              --------


11.  INCOME TAXES

     The Company has recognized a deferred tax asset of $2,906 and $2,827, and a corresponding valuation allowance of $2,906 and $2,827, at September 30, 1998 and 1997 respectively. The principal components of the deferred tax asset for 1998 and 1997 relate to net operating loss carry forwards. Since the Company has generated taxable losses, there is no recognition of the benefit of the deferred tax asset on either a cumulative or current basis.

     The Company has net operating loss carry forwards ("NOL's") for German income tax purposes of approximately $12,180 [DM 21,430,000] which can be carried forward indefinitely. A valuation allowance has been provided for the full amount of these NOL's in the accompanying statements. Recent rulings by German tax authorities could significantly reduce the amount of NOL's available.

     Under Section 382 of the Internal Revenue Code, as amended by the Tax Reform Act of 1986, a corporation's ability to carry forward its net operating loss and built-in losses following an "ownership change" is limited on an annual basis to an amount equal to the product of the fair market value of the corporation's outstanding stock (including preferred stock) immediately before the ownership change and the long-term tax-exempt interest rate, subject to certain adjustments for built-in gains of the corporation. No determination has been made, at this time, as to whether an ownership change under Section 382 occurred for income tax purposes since it would have no effect on the financial statements in the current year.

12.  COMMITMENTS

     The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $449 and $364 per year for the years ending September 30, 1998 and 1997, respectively.

     Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1998 are as follows:


         1999                                                $371
         2000                                                 281
         2001                                                 195
         2002                                                 114
         Thereafter                                           --
                                                             ----
                                                             $961
                                                             ====


                                     ******