Form 10QSB
period 1998-12-31
TUTOGEN MEDICAL INC
filed 1999-02-09
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __ to__.

Commission File Number:                                                  0-16128


                              TUTOGEN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                           59-3100165
(State or other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


1719 Route 10, Suite 314, Parsippany, New Jersey                        07054
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's telephone number, including area code:               (973) 359-8444


Securities registered pursuant to Section 12(b) of the Act:                 None


Securities registered pursuant to Section 12(g) of the Act:


     Common Stock, par value $.01
           (Title of Class)          (Name of Each Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__.

As of February 1, 1999 there were outstanding 10,658,214 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.             Financial Information.

        ITEM 1.     Financial Statements.

                    Consolidated Balance Sheets - December 31, 1998            1
                    and September 30, 1998.

                    Consolidated Statements of Operations for                  2
                    the three  months  ended  December  31,
                    1998 and 1997.

                    Consolidated Statements of Cash Flows for                  3
                    the three  months  ended  December  31,
                    1998 and 1997.

                    Notes to Consolidated Financial Statements.                4

        ITEM 2.     Management's Discussion and Analysis of Financial          6
                    Condition and Results of Operations.

PART II.            Other Information.


        ITEM 6.     Exhibits and Reports on Form 8-K                           8

SIGNATURES                                                                     9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     (unaudited)    (audited)
                                                     December 31,  September 30,
                                                        1998           1998
                                                     -----------   ------------
ASSETS

Current Assets
    Cash and cash equivalents                          $   515       $   357
    Accounts receivable                                  1,308         1,685
    Inventories                                          4,471         4,435
    Other current assets                                   221           173
                                                       -------       -------
                                                         6,515         6,650

Property, plant and equipment, net                       3,007         2,995

Intangible and other assets, net                           515           596
                                                       -------       -------
TOTAL ASSETS                                           $10,037       $10,241
                                                       =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                   $ 1,062       $ 1,010
    Accrued interest                                        58           189
    Other accrued expenses                               1,029           953
    Revolving credit arrangements                          623           895
    Current portion of long-term debt                      234           162
                                                       -------       -------
                                                         3,006         3,209

Other Liabilities
    Long-term debt                                       3,553         3,644
    Other long-term obligations                             17            17

Shareholders' Equity                                     3,461         3,371
                                                       -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $10,037       $10,241
                                                       =======       =======



See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                Three Months Ended December 31,
                                                -------------------------------
                                                    1998                1997
                                                -----------         -----------
OPERATING REVENUES
          Revenue                               $     2,503         $     1,942
          Cost of revenue                             1,450               1,162
                                                -----------         -----------

             Gross margin                             1,053                 780


OPERATING EXPENSES
         General and administrative                     453                 387
         Distribution and marketing                     412                 292
         Research and development                        81                  66
         Depreciation and amortization                  124                 183
                                                -----------         -----------
                                                      1,070                 928

Operating loss                                          (17)               (148)


Other income                                             (9)                (10)
Interest expense                                         90                  94
                                                -----------         -----------
                                                         81                  84

Net loss before income taxes                            (98)               (232)

Income taxes                                             --                  --
                                                -----------         -----------

NET LOSS                                        $       (98)        $      (232)
                                                ===========         ===========

Average common shares outstanding                 5,377,964           4,430,906
                                                ===========         ===========

Net loss per share                              $     (0.02)        $     (0.05)
                                                ===========         ===========



See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                  Three Months Ended December 31,
                                                                  -------------------------------
                                                                       1998            1997
                                                                      -------         -------
Cash flows from operating activities
Net loss                                                              $   (98)        $  (232)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                           182             210
  Changes in assets and liabilities:
     Accounts receivable                                                  377             183
     Inventories                                                          (36)           (378)
     Other current assets                                                 (48)             27
     Accounts payable and accrued liabilities                             186            (678)
                                                                      -------         -------
        Net cash provided by (used) in operating activities               563            (868)

Cash flows from investing activities
   Purchase of property, plant and equipment                             (128)            (19)
                                                                      -------         -------
      Net cash used in investing activities                              (128)            (19)

Cash flows from financing activities
    Issuance of stock                                                      --           4,185
    Repayment of short-term borrowings                                     --          (3,937)
    (Repayment of) proceeds from revolving credit arrangements           (272)             78
    Repayment of long-term debt                                           (19)            (48)
                                                                      -------         -------
         Net cash provided by financing activities                       (291)            278

Effect of exchange rate changes on cash                                    14              73

Net decrease in cash and cash equivalents                                 158            (536)

Cash and cash equivalents at beginning of period                          357             777
                                                                      -------         -------

Cash and cash equivalents at end of period                            $   515         $   241
                                                                      =======         =======

---------------------------------------------------------------------------------------------

Supplemental cash flow disclosures
      Interest paid                                                   $    90         $    30
                                                                      =======         =======

Schedule of noncash financing activities:
      Issuance of common stock for interest
                                                                      $   189         $    --
                                                                      =======         =======


See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                        (in thousands, except share data)

(1)  OPERATIONS AND ORGANIZATION

     Tutogen Medical, Inc. along with its consolidated subsidiaries ("the Company") processes, manufactures and distributes worldwide specialty surgical products and provides tissue processing services for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts") utilizing its patented Tutoplast(R) process for distribution to hospitals and surgeons. At the Annual Meeting of shareholders of the Company held on March 30, 1998, the Company's shareholders approved the proposal to change the name of the Company from "Biodynamics International, Inc." to "Tutogen Medical, Inc."


(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended December 31, 1998 and 1997 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made.
     Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1998.


(3)  INVENTORIES

     Major classes of inventory at December 31, 1998 and September 30, 1998 were as follows:

                                                December 31,   September 30,
                                                   1998            1998

          Raw materials                           $ 1,601          $ 1,473
          Work in process                           2,641            2,729
          Finished goods                            1,186            1,249

          Less reserves for obsolescence             (957)          (1,016)
                                                  -------          -------
                                                  $ 4,471          $ 4,435
                                                  -------          -------

(4)  SUBSEQUENT EVENT

     On January 28, 1999, one of the Company's institutional investors converted its Convertible Debenture and accrued interest and expenses (approximately $2,162) into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert, the Company issued to the investor 149,334 common shares as prepayment for one years interest on the Debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.50 per share if such warrants are exercised prior to June 30, 2000, after which date such warrants shall revert to their initial terms.

     Subsequent to the quarter ended December 31, 1998, this same institutional investor and a Director of the Company purchased 300,000 Units and 100,000 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring March 31, 2000, at an exercise price of $1.50 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Results of Operations

Net Loss

Net loss for the three months ended December 31, 1998 totaled $98 or $0.02 per share as compared to a net loss of $232 or $0.05 per share for the same period a year ago. The decrease in net loss is directly attributed to a 29% increase in revenues and an increase in gross margins from 40% to 42%.

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 1998 increased 29% to $2,503 from $1,942 for the comparable period. The US operation more than doubled its revenue to $907 from $375 for the same period last year. This is a direct result of its strategic alliances with the Mentor Corporation and IOP, Inc. The International operation had a revenue increase in local currency of 9% from the same period last year.

Gross margins for the three months ended December 31, 1998 increased to 42% from 40% for the comparable period last year. The increase is primarily attributable to higher throughputs at both the US and International operations.

General and Administrative

General and administrative expenses increased 17% for the three months ending December 31, 1998, from the comparable period last year. The increase is due primarily to an increase in headcount and legal and consulting expenses.

Distribution and Marketing

Distribution and marketing expenses increased 41% for the three months ending December 31, 1998, from the comparable period last year. The increase is primarily associated with the building of a direct sales force in Germany.

Research and Development

Research and development expenses increased 23% for the three months ending December 31, 1998, from the comparable period last year. The increase is due to the expansion of the R & D effort in Germany.

Depreciation and Amortization

Depreciation and amortization decreased 32% for the three months ending December 31, 1998 from the comparable period last year. The reduction in depreciation and amortization is attributed to substantial write-downs of intangible and fixed assets taken, primarily due to the discontinued international suture business during 1997.

Interest Expense

Interest expense declined 4% for the three months ending December 31, 1998, from the comparable period last year. Future reductions are expected as a direct result of the capital restructuring which was completed subsequent to the quarter ended December 31, 1998. The restructuring included the conversion of $2,074 of long-term debt to common stock.

Liquidity and Capital Resources

At December 31, 1998 and September 30, 1998 the Company had working capital of $3,509 and $3,441, respectively. The Company maintains revolving credit facilities totaling DM 2,360 (approximately $1,400) with three German banks. At December 31, 1998 the Company had borrowed $623 against these lines.

In the past the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. Subsequent to the quarter ended December 31, 1998, one of the Company's institutional investors and a Director of the Company purchased 300,000 Units and 100,000 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring March 31, 2000, at an exercise price of $1.50 per share. In addition, the Company is continuing to seek other investors to infuse additional capital into the Company. While management believes that it will be successful in securing new funding, there can be no assurances that it will be able to do so. Lack of new funding along with the inability to increase processing revenues could result in a curtailment of operations in the future.

The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenues through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations and cash flow.

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

     PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.

               Exhibits

               No. 27    Financial Data Schedule

               No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                                     Tutogen Medical, Inc.



   Date:  February 5, 1998                           /s/ Karl H. Meister
                                                     ---------------------------
                                                     President and Chief
                                                     Executive Officer



   Date:  February 5, 1998                           /s/ George Lombardi
                                                     ---------------------------
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)