Form 10QSB
period 1999-03-31
TUTOGEN MEDICAL INC
filed 1999-05-07
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the period ended March 31, 1999.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of April 30, 1999 there were outstanding 10,715,714 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX



PART I.              Financial Information.

           ITEM 1.   Financial Statements.

                     Consolidated Balance Sheets - March 31,
                     1999 and 1 September 30, 1998.                           1

                     Consolidated Statements of Operations for
                     the 2 three and six months ended March
                     31, 1999 and 1998.                                       2

                     Consolidated Statements of Cash Flows for
                     the six 3 months ended March 31, 1999 and
                     1998.                                                    3

                     Notes to Consolidated Financial Statements.              4

           ITEM 2.   Management's Discussion and Analysis of Financial        6
                     Condition and Results of Operations.

PART II.             Other Information.

           ITEM 4.   Submission of Matters to a Vote of Security-             9
                     Holders.

           ITEM 6.   Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                                   10

                PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     (unaudited)     (audited)
                                                       March 31,   September 30,
                                                        1999          1998
                                                       -------       -------

ASSETS

Current Assets
    Cash and cash equivalents                          $   287       $   357
    Accounts receivable                                  1,508         1,685
    Inventories                                          4,321         4,435
    Other current assets                                   393           173
                                                       -------       -------
                                                         6,509         6,650

Property, plant and equipment, net                       2,712         2,995

Intangible and other assets, net                           382           596
                                                       -------       -------
TOTAL ASSETS                                           $ 9,603       $10,241
                                                       =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                   $   711       $ 1,010
    Accrued interest                                       118           189
    Other accrued expenses                               1,021           953
    Revolving credit arrangements                          644           895
    Current portion of long-term debt                      120           162
                                                       -------       -------
                                                         2,614         3,209

Other Liabilities
    Long-term debt                                       1,477         3,644
    Other long-term obligations                             15            17

Shareholders' Equity                                     5,497         3,371
                                                       -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 9,603       $10,241
                                                       =======       =======


See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                         Three Months Ended March 31,     Six Months Ended March 31,
                                         ----------------------------    ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
OPERATING REVENUES
          Revenue                        $      2,769    $      1,968    $      5,281    $      3,916
          Cost of revenue                       1,640           1,095           3,098           2,261
                                         ------------    ------------    ------------    ------------

             Gross margin                       1,129             873           2,183           1,655


OPERATING EXPENSES
         General and administrative               600             474           1,055             863
         Distribution and marketing               590             371           1,006             665
         Research and development                 124              58             206             124
         Depreciation and amortization            124             173             248             356
                                         ------------    ------------    ------------    ------------
                                                1,438           1,076           2,515           2,008

Operating loss                                   (309)           (203)           (332)           (353)


License fee                                        --            (200)             --            (200)
Other (income)                                   (138)            (41)           (151)            (55)
Interest expense                                   47              83             138             180
                                         ------------    ------------    ------------    ------------
                                                  (91)           (158)            (13)            (75)

Net loss before income taxes                     (218)            (45)           (319)           (278)

Income taxes                                       --              --              --              --
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $       (218)   $        (45)   $       (319)   $       (278)
                                         ============    ============    ============    ============

Average common shares outstanding          10,625,520       5,313,832       7,972,909       4,867,482
                                         ============    ============    ============    ============

Net loss per share                       $      (0.02)   $      (0.01)   $      (0.04)   $      (0.06)
                                         ============    ============    ============    ============


See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                              Six Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1999       1998
                                                             -------    -------

Cash flows from operating activities
Net loss                                                     $  (319)   $  (278)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                  403        637
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                         177        106
     Inventories                                                 114       (821)
     Prepaid expenses and other current assets                  (220)       (97)
     Accounts payable and accrued liabilities                    (20)       (40)
                                                             -------    -------
        Net cash used in operating activities                    135       (493)


Cash flows from investing activities
   Purchase of property, plant and equipment                    (152)       (93)
                                                             -------    -------
      Net cash provided by (used in) investing activities       (152)       (93)

Cash flows from financing activities
    Issuance of stock                                            408      4,185
    Proceeds from long-term borrowings                            --        500
    Repayment of short-term borrowings                          (200)    (3,886)
    Repayment of long-term debt                                  (29)      (119)
                                                             -------    -------
         Net cash provided by financing activities               179        680


Effect of exchange rate changes on cash                         (232)      (115)

Net decrease in cash and cash equivalents                        (70)       (21)

Cash and cash equivalents at beginning of period                 357        777
                                                             -------    -------

Cash and cash equivalents at end of period                   $   287    $   756
                                                             =======    =======


--------------------------------------------------------------------------------


Supplemental cash flow disclosures
      Interest paid                                          $    58    $   180
                                                             =======    =======

Schedule of noncash financing activities:
      Issuance of common stock in exchange for
          convertible long-term debt and accrued interest    $ 2,162    $    --
      Issuance of common stock for interest                      376         --
                                                             -------    -------
                                                             $ 2,538    $    --
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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended March 31, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1998.

(3)  INVENTORIES

     Major classes of inventory at March 31, 1999 and September 30, 1998 were as follows:

                                                   March 31,    September 30,
                                                     1999           1998
                                                    -------        -------

     Raw materials                                  $ 1,468        $ 1,473
     Work in process                                  2,284          2,729
     Finished goods                                   1,301          1,249

     Less reserves for obsolescence                    (732)        (1,016)
                                                    -------        -------

                                                    $ 4,321        $ 4,435
                                                    -------        -------

(4)  SHAREHOLDERS' EQUITY

     On January 28, 1999, one of the Company's institutional investors converted its Convertible Debenture and accrued interest and expenses (approximately $2,162) into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert, the Company issued to the investor 149,334 common shares as prepayment for one years interest on the Debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.25 per share if such warrants are exercised prior to June 30, 2000, after which date such warrants shall revert to their initial terms.

     During the quarter ended March 31, 1999, this same institutional investor, a Director of the Company and a private investor purchased 300,000 Units, 100,000 Units and 7,500 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring March 31, 2000, at an exercise price of $1.50 per share.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (in thousands)

Results of Operations

Net Loss

Net loss for the three months ended March 31, 1999 totaled $218 or $0.02 per share as compared to a net loss of $45 or $0.01 per share for the same period a year ago. The net loss for the six months ended March 31, 1998 was $319 or $0.04 per share as compared to a net loss of $278 or $0.06 per share. The net losses for the three and six months ended March 31, 1998 were reduced by the inclusion of an up-front license fee of $200.

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 1999 increased 41% to $2,769 from $1,968 for the comparable period. The US operation has more than doubled its revenue to $1,111 from $484 for the same period last year. This is a direct result of its strategic alliances with the Mentor Corporation and IOP, Inc. and a 78% increase in revenues on the Company's core neurosurgical business. The International operation had a revenue increase of 10% from the same period last year. The revenue for the six months ended March 31, 1999 increased 35% to $5,281 from $3,916 for the comparable period. The revenues for the US operation were $2,018 or a 135% increase from $859 for the same period last year. The revenues for the International operation increased by 9% from the same period last year.

Gross margins for the three months ended March 31, 1999 decreased to 41% from 44% for the comparable period last year. The gross margins for the six months ended March 31, 1999 decreased to 41% from 42% for the comparable period last year. The decrease was primarily attributable to an unfavorable mix of products sold at both the US and International operations.

General and Administrative

General and administrative expenses increased 27% and 22% for the three and six months ending March 31, 1999, respectively, from the comparable periods last year. The increase was due primarily to an increase in legal, consulting and travelling expenses.

Distribution and Marketing

Distribution and marketing expenses increased 59% and 51% for the three and six months ending March 31, 1999, respectively, from the comparable periods last year. The increase was primarily associated with the building of a direct sales force in Germany and the costs associated with the introduction of a new product line, Tutoplast(R) bovine pericardium.

Research and Development

Research and development expenses increased 114% and 66% for the three and six months ending March 31, 1999, respectively, from the comparable periods last year. The increase was due to the expansion of the R & D effort in Germany and travelling and personnel costs to expand the tissue recovery sites in Europe.

Depreciation and Amortization

Depreciation and amortization decreased 28% and 30% for the three and six months ending March 31, 1999, respectively, from the comparable periods last year. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Interest Expense

Interest expense declined 43% and 23% for the three and six months ending March 31, 1999, respectively, from the comparable periods last year. Lower interest was the direct result of capital restructurings completed during the quarter ending December 31, 1997 and the recent conversion of $2,074 of long-term debt to common stock at the end of January of 1999.

Liquidity and Capital Resources

At March 31, 1999 and September 30, 1998 the Company had working capital of $3,895 and $3,441, respectively. The Company maintains revolving credit facilities totaling DM 2,360 (approximately $1,400) with three German banks. At March 31, 1999 the Company had borrowed $644 against these lines.

In the past the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. During the quarter ended March 31, 1999, one of the Company's institutional investors, a Director of the Company and a private investor purchased 300,000 Units, 100,000 Units and 7,500 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring March 31, 2000, at an exercise price of $1.50 per share. In addition, the Company is continuing to seek other investors to infuse additional capital into the Company. While management believes that it will be successful in securing new funding, there can be no assurances that it will be able to do so. Lack of new funding along with the inability to increase processing revenues could result in a curtailment of operations in the future.

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

Government Regulation

It has previously been reported in an SEC filing that the Food and Drug Administration ("FDA") has raised a concern about the potential for transmission of Creutzfeldt-Jacob Disease ("CJD") from one lot of Tutoplast(R) Dura Mater processed by the Company in Germany before April 1994. The FDA and the Centers for Disease Control and Prevention ("CDC") have investigated an incident in which a patient who received a Tutoplast(R) Dura Mater transplant in 1992 was diagnosed with CJD in 1998. Although there have been no other reports of disease transmission associated with over 500,000 Tutoplast(R) Dura Mater transplants, based on the investigation conducted by FDA and CDC, the Company cannot rule out with absolute certainty at this time that Tutoplast(R) Dura Mater may have been the possible cause of CJD in this incident.

Consequently, the Company has voluntarily recalled from the market all sizes and lots of Tutoplast(R) Dura Mater processed in Germany before 1994 under the same conditions as the lot that is the subject of FDA's concern. All sizes and lots of Tutoplast(R) Dura Mater bearing an expiration date after April 1999 that were processed by the Company's US operation at its facility in Alachua, Florida since April 1994, under conditions that meet current United States and International standards and regulatory requirements, are not involved. There has been no recall requested by the German health authorities. However, they have raised the regulatory requirements on dura mater. The Company will comply with these new requirements.

While there have been no returns of product in the U.S., it will take several weeks to comply with the new requirements in Germany. Meanwhile, the Company is offering alternative tissues such as fascia lata and bovine pericardium to the market. Nevertheless, the impact of the delay in supplies caused by the new requirements on dura mater is estimated to be a loss of $350,000 in revenues and reduced profits of $210,000 for the fiscal year.

Year 2000 Compliance

Management has recently become aware that one of the operating systems in the International operations is not currently Year 2000 compliant. The International operation is currently implementing a new operating system, which will encompass the necessary amendments for the system to become Year 2000 compliant. The implementation is expected to be completed by September 1999. The costs of the Year 2000 upgrade are included in the overall implementation cost, and therefore, are not separately identifiable.

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders

     An annual Meeting of Stockholders was held on April 8, 1999. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:


(a)  Election of seven members of the Board of Directors.

                                                               Broker
                                      Voted       Votes        Non-Votes
Name                    Voted For     Against     Withheld     and Abstentions
----                    ---------     -------     --------     ---------------

G. Russell Cleveland    9,034,822     0            4,617       0
Charles C. Dragone      9,035,122     0            4,317       0
J. Harold Helderman     9,035,122     0            4,217       0
Manfred Kruger          9,030,122     0            9,317       0
Karl H. Meister         9,030,222     0            9,217       0
Thomas W. Pauken        9,035,222     0            4,217       0
Elroy G. Roelke         9,035,122     0            4,317       0



(b)  Ratification   of  the   appointment  of  Deloitte  and  Touche  L.L.P.  as
     independent auditors of the Company for the fiscal year ending September 30, 1999.


                           Voted For:                         9,035,991
                           Voted Against:                         1,795
                           Voted Abstained:                       1,653
                           Broker Non-Votes                           0




Item 6. Exhibits and Reports on Form 8-K.

Exhibits
--------

 No. 27            Financial Data Schedule



No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    Tutogen Medical, Inc.




Date:  May 7, 1999                  /s/ Karl H. Meister
                                    -------------------
                                    President and Chief Executive Officer




Date:  May 7, 1999                  /s/ George Lombardi
                                    -----------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)