Form 10QSB
period 1999-06-30
TUTOGEN MEDICAL INC
filed 1999-08-09
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark one)

[XX] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934.

For the period ended June 30, 1999.

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

As of July 31, 1999 there were outstanding 10,853,188 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX



PART I.             Financial Information.

          ITEM 1.   Financial Statements.

                    Consolidated  Balance Sheets - June 30, 1999 and           1
                    September 30, 1998.

                    Consolidated  Statements of  Operations  for the           2
                    three and nine months ended June 30, 1999 and 1998.

                    Consolidated  Statements of Cash Flows for the nine        3
                    months ended June 30, 1999 and
                    1998.

                    Notes to Consolidated Financial Statements.                4

          ITEM 2.   Management's Discussion and Analysis of                    6
                    Financial Condition and Results of
                    Operations.

PART II. Other Information.


          ITEM 6.   Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                                    10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.



                            TUTOGEN MEDICAL, INC. AND
                                  SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  (unaudited)        (audited)
                                                    June 30,       September 30,
                                                      1999             1998
                                                  -----------      -------------
ASSETS

Current Assets
    Cash and cash equivalents                       $      278        $
                                                                             357
    Accounts receivable                                  1,777             1,685
    Inventories                                          4,440             4,435
    Other current assets                                   211               173
                                                    ----------        ----------

                                                         6,706             6,650

Property, plant and equipment, net                       2,547             2,995

Intangible and other assets, net                           279               596
                                                    ----------        ----------
TOTAL ASSETS                                        $    9,532        $   10,241
                                                    ==========        ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                $      652        $    1,010
    Accrued interest                                       136               189
    Other accrued expenses                                 874               953
    Revolving credit arrangements                        1,018               895
    Current portion of long-term debt                       70               162
                                                    ----------        ----------
                                                         2,750             3,209

Other Liabilities
    Long-term debt                                       1,406             3,644
    Other long-term obligations                             15                17

Shareholders' Equity                                     5,361             3,371
                                                    ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $    9,532        $   10,241
                                                    ==========        ==========


See accompanying Notes to Consolidated Financial Statements.

                            TUTOGEN MEDICAL, INC. AND
                                  SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands except per
                                   share data)


                                         Three Months Ended June 30,     Nine Months Ended June 30,

                                             1999            1998           1999            1998
                                             ----            ----           -----           ----
OPERATING REVENUES
          Revenue                        $      2,549    $      2,348    $      7,822    $      6,261
          Cost of revenue                       1,416           1,124           4,506           3,386
                                         ------------    ------------    ------------    ------------

             Gross margin                       1,133           1,224           3,316           2,875


OPERATING EXPENSES
         General and administrative               509             564           1,564           1,425
         Distribution and marketing               483             404           1,489           1,071
         Research and development                  74              77             279             200
         Depreciation and amortization            114             167             361             523
                                         ------------    ------------    ------------    ------------
                                                1,180           1,212           3,693           3,219

Operating (loss) profit                           (47)             12            (377)           (344)


License fee                                      --              --              --              (200)
Settlement of partnership interest               --              (205)           --              (205)
Other (income) expenses                            13              (4)           (133)            (58)
Interest expense                                   45              98             183             278
                                         ------------    ------------    ------------    ------------
                                                   58            (111)             50            (185)

                                         ------------    ------------    ------------    ------------
Net (loss) profit before income taxes            (105)            123            (427)           (159)

Income taxes                                     --              --              --              --
                                         ------------    ------------    ------------    ------------

NET (LOSS) PROFIT                        $       (105)   $        123    $       (427)   $       (159)
                                         ============    ============    ============    ============

Average common shares outstanding          10,851,707       5,316,570       8,925,453       5,017,178
                                         ============    ============    ============    ============

Net (loss) profit per share              $      (0.01)   $       0.02    $      (0.05)   $      (0.03)
                                         ============    ============    ============    ============


See accompanying Notes to Consolidated Financial Statements

                            TUTOGEN MEDICAL, INC. AND
                                  SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                    Nine Months Ended June 30,
                                                                  -----------------------------
                                                                     1999               1998
                                                                  ----------         ----------
Cash flows from operating activities
Net loss                                                           $  (427)          $  (159)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        583               784
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                               (92)             (168)
     Inventories                                                        (5)           (1,353)
     Prepaid expenses and other current assets                         (38)              (58)
     Accounts payable and accrued liabilities                         (169)             (109)
                                                                   -------           -------
        Net cash used in operating activities                         (148)           (1,063)


Cash flows from investing activities
   Purchase of property, plant and equipment                          (176)             (128)
                                                                   -------           -------
      Net cash provided by (used in) investing activities             (176)             (128)

Cash flows from financing activities
    Issuance of stock                                                  458             4,295
    Proceeds from long-term borrowings                                 500
                                                                                     -------
    Proceeds (repayment) of short-term borrowings                      183            (3,946)
    Repayment of long-term debt                                        (48)             (129)
                                                                   -------           -------
         Net cash provided by financing activities                     593               720


Effect of exchange rate changes on cash                               (348)              (56)

Net decrease in cash and cash equivalents                              (79)             (527)

Cash and cash equivalents at beginning of period                       357               777
                                                                   -------           -------

Cash and cash equivalents at end of period                         $   278           $   250
                                                                   =======           =======


--------------------------------------------------------------------------------------------


Supplemental cash flow disclosures
      Interest paid                                                $   103           $   428
                                                                   =======           =======

Schedule of noncash financing activities:
      Issuance of common stock in exchange for
          convertible long-term debt and accrued interest          $ 2,162           $  --
      Issuance of common stock for interest                            376              --
                                                                   -------           -------
                                                                   $ 2,538           $  --
                                                                   =======           =======

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                        (in thousands, except share data)


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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended June 30, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 1999. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1998.


(3)  INVENTORIES

     Major classes of inventory at June 30, 1999 and September 30, 1998 were as follows:

                                            June 30,        September 30,
                                             1999               1998

     Raw materials                          $ 1,362           $ 1,473
     Work in process                          2,787             2,729
     Finished goods                           1,142             1,249

     Less reserves for obsolescence            (851)           (1,016)
                                            -------           -------

                                            $ 4,440           $ 4,435
                                            -------           -------

(4)  SHAREHOLDERS' EQUITY

     On January 28, 1999, one of the Company's institutional investors converted its Convertible Debenture and accrued interest and expenses (approximately $2,162) into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert, the Company issued to the investor 149,334 common shares as prepayment for one year's interest on the Debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.25 per share if such warrants are exercised prior to June 30, 2000, after which date such warrants shall revert to their initial terms.

     During the nine months ended June 30, 1999, this same institutional investor, a Director of the Company and private investors purchased 300,000 Units, 100,000 Units and 57,500 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring March 31, 2000, at an exercise price of $1.50 per share.

(5)  DISTRIBUTION AGREEMENT

     On July 9, 1999, the Company entered into a Third Amendment to an Exclusive Distribution Agreement with Mentor Corporation "Mentor" for the purpose of granting a license to Mentor to exclusively distribute the Tutoplast(R) Processed Pericardium ("Pericardium") as an additional product in their field of use which is defined as all urological and gynecological applications and procedures in the United States and all foreign markets. In addition, processing fees were modified on selected other products under the Agreement. The initial term of the Pericardium license is ten years with an automatic renewal for successive terms of two full calendar years. The Company was paid a license fee of $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Results of Operations

Net Loss

Net loss for the three months ended June 30, 1999 totaled $105 or $0.01 per share as compared to a net income of $123 or $0.02 per share for the same period a year ago. The net loss for the nine months ended June 30, 1998 was $427 or $0.05 per share as compared to a net loss of $159 or $0.03 per share.

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 1999 increased 9% to $2,549 from $2,348 for the comparable period. The US operation revenues were $1,105 or 55% higher than the same period last year. This is a direct result of its strategic alliances with the Mentor Corporation and IOP, Inc. The International operation had a decrease in revenues of 7% from the same period last year due primarily as a result of the delay in adapting to revised standards for tissue processing issued by the international regulatory body. The revenue for the nine months ended June 30, 1999 increased 25% to $7,822 from $6,261 for the comparable period. The revenues for the US operation were $3,123 or a 99% increase from $1,573 for the same period last year. The revenues for the International operation increased by 3% from the same period last year.

Gross margins for the three months ended June 30, 1999 were 44% and 52% for the comparable period last year. The gross margins for the nine months ended June 30, 1999 decreased to 42% from 46% for the comparable period last year. The decrease was primarily attributable to an unfavorable mix of products sold at both the US and International operations.

General and Administrative

General and administrative expenses decreased 10% and increased 10% for the three and nine months ending June 30, 1999, respectively, from the comparable periods last year. The year-to-date increase was due primarily to an increase in legal, consulting and travelling expenses.

Distribution and Marketing

Distribution and marketing expenses increased 20% and 39% for the three and nine months ending June 30, 1999, respectively, from the comparable periods last year. The increase was primarily associated with the building of a direct sales force in Germany and the costs associated with the introduction of a new product line, Tutoplast(R) bovine pericardium.

Research and Development

Research and development expenses decreased 4% and increased 40% for the three and nine months ending June 30, 1999, respectively, from the comparable periods last year. The year-to-date increase was due to the expansion of the R & D effort in Germany and travelling and personnel costs to expand the tissue recovery sites in Europe.

Depreciation and Amortization

Depreciation and amortization decreased 32% and 31% for the three and nine months ending June 30, 1999, respectively, from the comparable periods last year. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Interest Expense

Interest expense declined 54% and 34% for the three and nine months ending June 30, 1999, respectively, from the comparable periods last year. Lower interest was the direct result of capital restructurings completed during the quarter ending December 31, 1997 and the recent conversion of $2,074 of long-term debt to common stock at the end of January of 1999.

Liquidity and Capital Resources

At June 30, 1999 and  September  30,  1998 the  Company  had working  capital of
$3,956 and $3,441, respectively. The Company maintains revolving credit facilities totaling DM 2,360 (approximately $1,250) with three German banks. At June 30, 1999 the Company had borrowed $961 against these lines.

In the past the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. During this year, one of the Company's institutional investors, a Director of the Company and private investors purchased 300,000 Units, 100,000 Units and 57,500 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring March 31, 2000, at an exercise price of $1.50 per share. In addition, the Company is continuing to seek other investors to infuse additional capital into the Company. While management believes that it will be successful in securing new funding, there can be no assurances that it will be able to do so. Lack of new funding along with the inability to increase processing revenues could result in a curtailment of operations in the future.

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

There have been minimal returns of product in the U.S., it will take several weeks to comply with the new requirements in Germany. Meanwhile, the Company is offering alternative tissues such as fascia lata and bovine pericardium to the market. Nevertheless, the impact of the delay in supplies caused by the new requirements on dura mater is estimated to be a loss of $350,000 in revenues and reduced profits of $210,000 for the fiscal year.

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

     PART II. OTHER INFORMATION


     Item 6. Exhibits and Reports on Form 8-K.

             Exhibits

             No. 27    Financial Data Schedule

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                                 Tutogen Medical, Inc.




Date:  August 9, 1999                            /s/ Charles C. Dragone
                                                 -------------------------------
                                                 Interim Chief Executive Officer




Date:  August 9, 1999                            /s/ George Lombardi
                                                 -------------------------------
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)