Form 10QSB/A
period 1999-03-31
TUTOGEN MEDICAL INC
filed 1999-12-20
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 AMENDMENT NO. 1

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 1999.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|.

As of April 30, 1999 there were outstanding 10,715,714 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

                          Purpose of Amendment No. 1                         1

PART I.                   Financial Information.

              ITEM 1.     Financial Statements.

                          Consolidated Balance Sheets - March 31,            2
                          1999 and September 30, 1998.

                          Consolidated Statements of                         3
                          Operations for the three and six
                          months ended March 31, 1999 and 1998.

                          Consolidated Statements of Cash  Flows for         4
                          the six months ended March 31, 1999 and 1998.

                          Notes to Consolidated Financial Statements.        5

              ITEM 2.     Management's Discussion and  Analysis              7
                          of Financial Condition and Results
                          of Operations.

PART II.                  Other Information.

              ITEM 4.     Submission of Matters to a Vote of Security-
                          Holders.                                           10

              ITEM 6.     Exhibits and Reports on Form 8-K

        SIGNATURES                                                           11

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                        PURPOSE OF AMENDED FORM 10-QSB/A

The Amended Form 10-QSB/A for the second quarter ended March 31, 1999 is being filed to correct the accounting treatment of the conversion of the Company's Convertible Debenture and accrued interest and expenses of approximately $2,162,000 into 4,600,507 shares of common stock. In consideration of the agreement to convert in advance of maturity, the Company issued to its institutional investor 149,334 common shares as prepayment for one year's interest on the Debenture.

The value of the additional shares was previously charged to additional paid-in capital. The corrected accounting treatment reflects a loss on the conversion of $187,000 and has been included as a charge against the profit and loss for the second quarter ended March 31, 1999.

The revised net loss for the second quarter ended March 31, 1999 is $405,000 versus the previously reported loss of $218,000. The revised net loss for the first six months ended March 31, 1999 is $506,000 versus the previously reported net loss of $319,000.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      (unaudited)    (audited)
                                                       March 31,   September 30,
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
                                                        =======       =======

See accompanying Notes to Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                         Three Months Ended March 31,     Six Months Ended March 31,
                                         ----------------------------    ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
OPERATING REVENUES
          Revenue                        $      2,769    $      1,968    $      5,281    $      3,916
          Cost of revenue                       1,640           1,095           3,098           2,261
                                         ------------    ------------    ------------    ------------

             Gross margin                       1,129             873           2,183           1,655

OPERATING EXPENSES
         General and administrative               600             474           1,055             863
         Distribution and marketing               590             371           1,006             665
         Research and development                 124              58             206             124
         Depreciation and amortization            124             173             248             356
                                         ------------    ------------    ------------    ------------
                                                1,438           1,076           2,515           2,008

Operating loss                                   (309)           (203)           (332)           (353)

Other income                                     (138)           (241)           (151)           (255)
Loss on conversion of debt                        187              --             187              --
Interest expense                                   47              83             138             180
                                         ------------    ------------    ------------    ------------
                                                   96            (158)            174             (75)

Net loss before income taxes                     (405)            (45)           (506)           (278)

Income taxes                                       --              --              --              --
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $       (405)   $        (45)   $       (506)   $       (278)
                                         ============    ============    ============    ============

Average common shares outstanding          10,625,520       5,313,832       7,972,909       4,867,482
                                         ============    ============    ============    ============

Net loss per share                       $      (0.04)   $      (0.01)   $      (0.06)   $      (0.06)
                                         ============    ============    ============    ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Six Months Ended March 31,
                                                      --------------------------
                                                        1999              1998
                                                      -------           -------

Cash flows from operating activities
Net loss                                              $  (506)          $  (278)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                           403               637
  Loss on conversion of debt                              187                --
  Changes in assets and liabilities:
     Accounts receivable                                  177               106
     Inventories                                          114              (821)
     Other current assets                                (220)              (97)
     Accounts payable and accrued liabilities             (20)              (40)
                                                      -------           -------
       Net cash provided by (used) in operating
         activities                                       135              (493)

Cash flows from investing activities
   Purchase of property, plant and equipment             (152)              (93)
                                                      -------           -------
      Net cash used in investing activities              (152)              (93)


Cash flows from financing activities
    Issuance of stock                                     408             4,185
    (Repayment of) proceeds from revolving credit
      arrangements                                       (200)           (3,886)
    (Repayment of) proceeds from long-term debt           (29)              381
                                                      -------           -------
         Net cash provided by financing activities        179               680


Effect of exchange rate changes on cash                  (232)             (115)

Net decrease in cash and cash equivalents                 (70)              (21)

Cash and cash equivalents at beginning of period          357               777
                                                      -------           -------

Cash and cash equivalents at end of period            $   287           $   756
                                                      =======           =======

--------------------------------------------------------------------------------

Supplemental cash flow disclosures
      Interest paid                                   $    58           $   180
                                                      -------           -------

Schedule of noncash financing activities:
      Issuance of common stock in exchange for
          convertible long-term debt and
            accrued interest                          $ 2,349           $    --
      Issuance of common stock for interest               376                --
                                                      -------           -------
                                                      $ 2,725           $    --
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

(3)   INVENTORIES

      Major classes of inventory at March 31, 1999 and September 30, 1998 were as follows:

                                                    March 31,     September 30,
                                                      1999              1998

            Raw materials                           $ 1,468           $ 1,473
            Work in process                           2,284             2,729
            Finished goods                            1,301             1,249

            Less reserves for obsolescence             (732)           (1,016)
                                                    -------          --------
                                                    $ 4,321          $  4,435
                                                    -------          --------

(4)   SHAREHOLDERS' EQUITY

      On January 28, 1999, one of the Company's institutional investors converted its Convertible Debenture and accrued interest and expenses (approximately $2,162) into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert, the Company issued to the investor 149,334 common shares as prepayment for one years interest on the Debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.25 per share if such warrants are exercised prior to June 30, 2000, after which date such warrants shall revert to their initial terms. A loss on the conversion of $187,000 has been included in net income for the year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Results of Operations

Net Loss

Net loss for the three months ended March 31, 1999 totaled $405 or $0.04 per share as compared to a net loss of $45 or $0.01 per share for the same period a year ago. The net loss for the six months ended March 31, 1999 was $506 or $0.06 per share as compared to a net loss of $278 or $0.06 per share. The net losses for the three and six months ended March 31, 1998 were reduced by the inclusion of an up-front license fee of $200.

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

                                           Tutogen Medical, Inc.


Date: December 15, 1999                    /s/ Manfred Krueger
                                           -------------------
                                           President and Chief Executive Officer


Date: December 15, 1999                    /s/ George Lombardi
                                           -----------------------
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)