Form 10QSB/A
period 1999-06-30
TUTOGEN MEDICAL INC
filed 1999-12-20
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 AMENDMENT NO. 1

(Mark one)

|XX| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 1999.

|___| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

As of July 31, 1999 there were outstanding 10,853,188 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

                          Purpose of Amendment No. 1                     1

PART I.                   Financial Information.

              ITEM 1.     Financial Statements.

                          Consolidated Balance Sheets - June
                          30, 1999 and September 30, 1998.               2

                          Consolidated Statements of
                          Operations for the three and nine
                          months ended June 30, 1999 and 1998.           3

                          Consolidated Statements of Cash
                          Flows for the nine months ended
                          June 30, 1999 and 1998.                        4

                          Notes to Consolidated Financial
                          Statements.                                    5

              ITEM 2.      Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations.                    7

PART II.                   Other Information.

              ITEM 6.      Exhibits and Reports on Form 8-K              10

SIGNATURES                                                               11

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                        PURPOSE OF AMENDED FORM 10-QSB/A

The Amended Form 10-QSB/A for the third quarter ended June 30, 1999 is being filed to correct the accounting treatment of the conversion of the Company's Convertible Debenture and accrued interest and expenses of approximately $2,162,000 into 4,600,507 shares of common stock. In consideration of the agreement to convert in advance of maturity, the Company issued to its institutional investor 149,334 common shares as prepayment for one year's interest on the Debenture.

The value of the additional shares was previously charged to additional paid-in capital. The corrected accounting treatment reflects a loss on the conversion of $187,000 and has been included as a charge against the profit and loss for the second quarter ended March 31, 1999.

An Amended Form 10-QSB/A was filed for the second quarter ended March 31, 1999. The purpose of this Amendment is to correct the cumulative nine months ended June 30, 1999 results. The revised net loss for the first nine months ended June 30, 1999 is $614,000 versus the previously reported net loss of $427,000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              (unaudited)    (audited)
                                                June 30,    September 30,
                                                  1999          1998
                                              ----------    -------------
ASSETS

Current Assets
    Cash and cash equivalents                   $   278       $   357
    Accounts receivable                           1,777         1,685
    Inventories                                   4,440         4,435
    Other current assets                            211           173
                                                -------       -------
                                                  6,706         6,650

Property, plant and equipment, net                2,547         2,995

Intangible and other assets, net                    279           596
                                                -------       -------
TOTAL ASSETS                                    $ 9,532       $10,241
                                                =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                              $ 652       $ 1,010
    Accrued interest                                136           189
    Other accrued expenses                          874           953
    Revolving credit arrangements                 1,018           895
    Current portion of long-term debt                70           162
                                                -------       -------
                                                  2,750         3,209

Other Liabilities
    Long-term debt                                1,406         3,644
    Other long-term obligations                      15            17

Shareholders' Equity                              5,361         3,371
                                                -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 9,532       $10,241
                                                =======       =======

See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                           Three Months Ended June 30,    Nine Months Ended June 30,
                                           ---------------------------    --------------------------
                                                1999          1998          1999           1998
                                            -----------    ----------     ----------    ----------
OPERATING REVENUES
          Revenue                           $     2,549    $    2,348     $   7,822     $    6,261
          Cost of revenue                         1,416         1,124         4,506          3,386
                                            -----------    ----------     ---------     ----------
             Gross margin                         1,133         1,224         3,316          2,875

OPERATING EXPENSES
         General and administrative                 509           564         1,564          1,425
         Distribution and marketing                 483           404         1,489          1,071
         Research and development                    74            77           279            200
         Depreciation and amortization              114           167           361            523
                                            -----------    ----------     ---------     ----------
                                                  1,180         1,212         3,693          3,219

Operating (loss) profit                             (47)           12          (377)          (344)

License fee                                           -             -             -           (200)
Settlement of partnership interest                    -          (205)            -           (205)
Loss on conversion of debt                            -             -           187              -
Other (income) expenses                              13            (4)         (133)           (58)
Interest expense                                     45            98           183            278
                                            -----------    ----------     ---------     ----------
                                                     58          (111)          237           (185)
                                            -----------    ----------     ---------     ----------
Net (loss) profit before income taxes              (105)          123          (614)          (159)

Income taxes                                          -             -             -              -
                                            -----------    ----------     ---------     ----------
NET (LOSS) PROFIT                           $      (105)   $      123     $    (614)    $     (159)
                                            ===========    ==========     =========     ==========
Average common shares outstanding            10,851,707     5,316,570     8,925,453      5,017,178
                                            ===========    ==========     =========     ==========
Net (loss) profit per share                 $     (0.01)   $     0.02     $   (0.07)    $    (0.03)
                                            ===========    ==========     =========     ==========

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended June 30,
                                                            --------------------------
                                                                1999         1998
                                                               -------      -------
Cash flows from operating activities
Net loss                                                       $  (614)     $  (159)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                    583          784
  Loss on conversion of debt                                       187            -
  Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                           (92)        (168)
     Inventories                                                    (5)      (1,353)
     Prepaid expenses and other current assets                     (38)         (58)
     Accounts payable and accrued liabilities                     (169)        (109)
                                                               -------      -------
        Net cash used in operating activities                     (148)      (1,063)

Cash flows from investing activities
   Purchase of property, plant and equipment                      (176)        (128)
                                                               -------      -------
      Net cash provided by (used in) investing activities         (176)        (128)

Cash flows from financing activities
    Issuance of stock                                              458        4,295
    Proceeds from long-term borrowings                               -          500
    Proceeds (repayment) of short-term borrowings                  183       (3,946)
    Repayment of long-term debt                                    (48)        (129)
                                                               -------      -------
         Net cash provided by financing activities                 593          720

Effect of exchange rate changes on cash                           (348)         (56)

Net decrease in cash and cash equivalents                          (79)        (527)

Cash and cash equivalents at beginning of period                   357          777
                                                               -------      -------
Cash and cash equivalents at end of period                     $   278      $   250
                                                               =======      =======

-----------------------------------------------------------------------------------

Supplemental cash flow disclosures
      Interest paid                                            $   103      $   428
                                                               =======      =======
Schedule of noncash financing activities:
      Issuance of common stock in exchange for
          convertible long-term debt and accrued interest      $ 2,349      $     -
      Issuance of common stock for interest                        376            -
                                                               -------      -------
                                                               $ 2,725      $     -
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

(3)   INVENTORIES

      Major classes of inventory at June 30, 1999 and September 30, 1998 were as follows:

                                             June 30,    September 30,
                                               1999           1998

      Raw materials                           $1,362         $1,473
      Work in process                          2,787          2,729
      Finished goods                           1,142          1,249

      Less reserves for obsolescence            (851)        (1,016)
                                              ------         ------
                                              $4,440         $4,435
                                              ------         ------

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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (in thousands)

Results of Operations

Net Loss

Net loss for the three months ended June 30, 1999 totaled $105 or $0.01 per share as compared to a net income of $123 or $0.02 per share for the same period a year ago. The net loss for the nine months ended June 30, 1998 was $614 or $0.07 per share as compared to a net loss of $159 or $0.03 per share.

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

                                    Tutogen Medical, Inc.


Date: August 9, 1999                /s/ Charles C. Dragone
                                    -----------------------
                                    Interim Chief Executive Officer


Date:  August 9, 1999               /s/ George Lombardi
                                    -----------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)