Form 10KSB
period 1999-09-30
TUTOGEN MEDICAL INC
filed 1999-12-21
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1999

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended September 30, 1999 were $11,464,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 1,700,000 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $20,320,000 as of November 30, 1999.

As of November 30, 1999, there were 11,211,246 shares outstanding of the issuer's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


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

                                     PART I

      Item 1. Description of Business.

      Tutogen Medical, Inc., a Florida corporation, was formed in 1985, and with its consolidated subsidiaries (collectively, the "Company" or "Tutogen"), is engaged in the business of tissue processing and worldwide distribution of specialty surgical products for neuro, orthopedic, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts"), utilizing its patented Tutoplast(R) process of tissue preservation, for distribution to hospitals and surgeons.

      One of the Company's wholly-owned subsidiaries, Tutogen Medical GmbH, designs, develops, processes, manufactures, markets, and distributes specialty surgical products and services to over 40 countries through a worldwide distribution network. Another subsidiary, Tutogen Medical (United States), Inc., was formed in 1994 and processes, markets and distributes allografts for the U.S. market.

      The Company's corporate headquarters are in Parsippany, New Jersey, with international executive offices in Erlangen, Germany and processing and manufacturing facilities in Alachua, Florida and Neunkirchen, Germany.

      The Company contracts with independent tissue banks and procurement organizations to provide donated human tissue for processing under the Company's patented Tutoplast(R) process. The Tutoplast(R) process utilizes solvent dehydration and chemical inactivation which is applied to two types of preserved allografts: soft tissue; consisting of dura mater, fascia lata, fascia temporalis, pericardium, ligaments, tendons and cartilage, and hard tissue; consisting of various configurations of cancellous and cortical bone material. Processed dura mater, pericardium, and fascia lata are collagenous tissue used to repair, replace or line native connective tissue primarily in neurosurgery, ophthalmology, otorhinolaryngology, plastic and reconstructive surgeries, while ligaments, tendons and cartilage are used primarily in orthopedic surgeries. In the U.S. market, dura mater is used in neurosurgeries only. Processed bone material is used in a wide variety of applications in neuro and orthopedic surgeries. All processed tissues have a shelf life of five years and require minimal time for rehydration. The Company processes both hard and soft tissues in Germany, while in the U.S., only soft tissues are currently processed.

      The Tutoplast(R) processed allografts have been used successfully in over 900,000 implants performed in the past 25 years.

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

      Manufacturing and Processing

      All of the Company's allografts are prepared, preserved and processed utilizing Tutogen's proprietary manufacturing process, Tutoplast(R), which is applied to carefully screened donor tissue that has been obtained from approved tissue procurement organizations and institutions. Although several operations are automated, most of the process is manual and relies on trained, highly skilled personnel. The entire process, including packaging and sterilization, takes place under controlled conditions. All incoming, untreated tissue is crosschecked with the appropriate donor protocol and stored in special cold-storage rooms or refrigerators until released for processing. To prevent possible cross-contamination and ensure constant tissue identification, all tissue is marked and strictly maintained in individual containers. Reference samples are taken from each tissue for test purposes and are retained for 15 years. Documentation allows reverse traceability of tissue implants to the donor and the retrieving institution. All processed implants have a batch number and a donor number printed on each single package. Processed tissue may be safely stored for up to five years.

      Quality Assurance - All tissues are accompanied by specific medical and donor documentation, including blood serum testing results from independent laboratories. Tissues which do not meet regulatory standards are rejected and destroyed. Tutogen's products and processed tissues are subject to a series of biological, physical and chemical tests, from incoming raw materials to sterile, finished goods. See "Government Regulations".

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

      Approximately 55% of the Company's revenues come from outside the United States. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad. A major effort is underway to increase penetration in the U.S. market, which accounts for 55% of the world market for biomaterials. The Company's marketing efforts in the U.S. in recent years have focused on creating a market for the pericardium and fascia lata tissues from donor tissues sourced in the U.S. In addition, the strategic decision was made to re-open the U.S. market for tissues obtained from abroad, because the Company's foreign donor qualification standards have progressed to the extent of full compliance with standards of the Food and Drug Administration ("FDA").

      U.S. marketing efforts are concentrating on rebuilding the distributor organization and re-entering the bone markets. Presently, allografts are provided to hospitals in the U.S. through independent distribution companies. These distributors employ, in the aggregate, over 80 field representatives who call on hospital and office-based medical practitioners, primarily surgeons. Tutogen supports their activities with various types of technical allograft literature, informational programs, reference materials, and training sessions and programs designed to increase distributor call volume. Plans are being made to re-establish a field organization to support the distributor network. In addition, the Company has entered into exclusive distribution agreements with other medical device companies, under the Tutoplast(R) label, for specialized indications. One such distribution agreement with IOP, Inc., which has been in effect since 1995, is for Tutoplast(R) implants for opthalmic use. A second project, for use of Tutoplast(R) fascia lata in urological and gynecological indications, was concluded in January 1998 with Mentor Corporation ("Mentor"). In July 1999, a third project was concluded with Mentor for use of Tutoplast(R) Pericardium in urological and gynecological indications. In 1999, Mentor has accounted for 18% and 40%, respectively, of the Company's total and U.S. revenues.

      Internationally, the Company has implemented a marketing and sales restructuring plan, moving away from maximizing the number of countries with a representation, to concentrating on in-depth penetration of markets with major needs, i.e. the German speaking countries of Europe, and "focus" countries such as France, Italy, Spain and the U.K. The additional personnel needed to complete the implementation were brought on board in fiscal 1998.

      Sources of Tissue and Products

      The Company receives donor tissue from multiple sites in Europe and the United States. This tissue is procured by independent procurement organizations and the Company reimburses these organizations for the costs of their procurement (recovery fees). The Company believes it currently complies with existing laws and regulations in these countries, including regulations related to procurement, donor screening, testing, storage and transportation. It is anticipated that government laws and regulations involving human donor tissues will continue to change in the countries presently serviced by the Company (see Government Regulations). Accordingly, the Company continues to seek additional contacts with authorized health care agencies, accredited tissue banks, organ procurement organizations and governments. The Company expects that, in most markets, demand for its Tutoplast(R) processed allografts will continue to exceed the current donor tissues available to the Company for processing.

      Tissue recoveries, particularly internationally, continue to improve. The export program from Europe to the U.S. has been given high priority, and the levels of shipments are increasing steadily. The international tissue recovery base will be expanded to include Tissue Services Coordinators. Domestic and European tissue recoveries are on track to meet plan for fiscal 2000. The Company has an arrangement with Regeneration Technologies, Inc. ("RTI") in the U.S., whereby RTI will supply soft tissue to the Company's domestic operation and the Company's international division will supply cortical bone shafts to RTI. While the Company continues to emphasize expanding its supply base, there can be no assurance that changing laws or donation trends, in the countries from which it presently obtains tissues, will not have a material adverse effect on the Company's operations.

      Back Order

      While Tutogen worldwide has back orders on certain allograft tissue types and tissue sizes, the allograft demand is most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently has back orders which are expected to be filled within the next six months, however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. At September 30, 1999, the Company's back order was approximately $3,500,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

      Competition

      Tutogen is a world leader in safe bioimplants for tissue repair. Tutogen's competitive advantage is based on its Tutoplast(R) process of tissue preservation and viral inactivation. In the U.S., most allograft processing is lyophilization/freeze-drying, and to a lesser extent, cryopreservation. The Tutoplast(R) process, however, is based upon solvent dehydration, which preserves the tissue's integrity, and the implants are remodeled in the course of normal healing. The Tutoplast(R) process has an outstanding safety record, including viral inactivation and is shown to be effective against the organism responsible for CJD. Since its introduction more than 25 years ago, more than 900,000 procedures have been performed using Tutoplast(R) processed tissues, with no known complications from disease transmission or tissue rejection attributable to the implants. Tutoplast(R) processed implants have been described in more than 100 published scientific papers. Tutoplast(R) implants meet FDA requirements for marketing in the U.S. and they are recognized for their outstanding safety.

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

           The industry in which the Company operates is highly competitive. The 1996 departure of a major German competitor from the business of soft tissue allografts left Tutogen as the largest processor in the international market. Processors of allograft tissue for transplantation in the U.S. include commercial processors such as Osteotech and Cryolife, companies that are well established in the fields of bones and heart valves respectively, and which have substantially greater financial resources than the Company. Not-for-profit tissue banks that procure and process tissue for distribution are considered competitors for certain applications and in certain markets. Management believes that its Tutoplast(R) process, with its impressive record for safety in the surgical community, gives the Company a competitive advantage over its competitors. However, due to government regulation, disrupted sources of availability and increasing competition, there can be no assurance that the Company will be able to continue to compete successfully. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with newly developed tissue substitutes, which are being developed by other companies.

      Growth Strategy

      The Company estimates the worldwide market for its present products to be about $1 billion. The Company's existing tissue supply network, established processing facilities and proven Tutoplast(R) technology will provide the foundation for continuation of current growth into fiscal 2000 aided by new sources of tissue, new applications and products and expansion into new markets.

      Tissue Supply and Processing

      The Company has an established network in the United States and Europe for tissue supply that meets or exceeds the high standards set by the U.S. Food and Drug Administration ("FDA"), the German Health Authority ("BfArM") and other European regulatory agencies. This network incorporates a reliable logistic system that provides for a continuous supply of tissue with complete traceability.

Individual reference samples are stored for at least 12 years. These high standards of recovery permit such tissue to be imported into the U.S. The Company is engaged in an aggressive program to expand its network of tissues.

      Tutogen operates two processing facilities, one in Neunkirchen, Germany and a second in Alachua, Florida. The German facility is registered as a pharmaceutical and medical device manufacturer and has ISO 9001 certification. The Alachua facility is an accredited member of The American Association of Tissue Banks ("AATB"). The recent expansion of the Alachua facility and a major expansion and modernization now underway at the Neunkirchen facility should enable the Company to keep pace with growing demands for the next several years.

      Xenografts

      The world-wide demand for allografts, tissue derived from human sources, are anticipated to represent a significant challenge. Faced with this constraint, the Company embarked on a program in 1998 to develop xenografts, tissue derived from animals, as an allograft substitute. Xenografts processed using the Company's proprietary Tutoplast(R) process, have their biomechanical properties and remodeling capacity preserved with complete removal of antigenicity and infection risk. Studies have shown, that Tutoplast(R) processed xenografts are equivalent to allografts. To date, the Company has received CE-Marks, the European equivalent to an FDA medical device approval, for bovine pericardium, bovine cancellous bone and bovine compact (cortical) bone which permits distribution, throughout Europe, of products derived from such tissues. First shipments were made during the third quarter of fiscal 1999. Introduction of xenograft products into the U.S. market is expected to take place during 2000, once FDA 510(k) applications have been accepted.

      The superior biomechanical properties of these bovine tissues combined with the absence of those supply constraints associated with allografts, permits the use of such tissues, and products derived therefrom, in areas that cannot be optimally addressed with human tissue.

      New Applications and Products

      A major component to Tutogen's growth strategy will continue to focus on the introduction of new products and applications for Tutoplast(R) processed tissues. In November, 1999 the Company introduced its Tutofix(R) pins produced from bovine compact bone processed using the Company's proprietary Tutoplast(R) process. The Company estimates the worldwide market for fixation pins to be $1.3 billion. Compact bone is extremely strong, able to withstand high compression and shear forces and can be machined with precision. The Company believes that Tutofix(R) pins will be a desirable alternative to metal pins. Pins are typically used for the fixation of bone, forearm fractures and small fractures of the hand and foot. Unlike metal pins which generally subject a patient to a second surgery for pin removal, or synthetic absorbable pins that resorb independently of the fracture healing process, Tutofix(R) pins are osteoconductive and are absorbed and replaced by new bone in the normal course of healing. Tutofix(R) pins have been used successfully in a number of cases for treatment of Collee's fracture, the most common type of forearm fracture.

      The high and predictable stability of bovine bone permits the manufacture of devices that can be substituted for metallic or synthetic implants. Examples are spinal implants for cervical and lumbar interbody fusion and other bone fixation devices like screws and plates.

      Several patents and trademarks have been submitted in 1999 in order to assist and accomplish the goals for expansion and growth.

      Expansion into New Markets

      Tutoplast(R) processed tissues and products have application in numerous surgical indications making it very difficult, if not impossible, to fully serve all market niches. The Company continues to enjoy high degrees of success in two such niches, opthamology and urological/gynocological with its strategic partners IOP and Mentor Corporation respectively and will likely establish similar relationships to address additional markets.

      Research and Development

      Tutogen continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants collaborate on research activities related to allograft and non-allograft development. An internal Product Development Committee plans and organizes all R&D activities.

      In allograft-related areas, R&D activities focus primarily on implant safety through viral inactivation and tissue sterilization. Continuing progress on the application of the Company's proprietary Tutoplast(R) process to various other tissues has met with success. The Company continues to independently review its processing technology to improve tissue safety and efficacy. Non-allograft activities relate to explorations into the use of xenografts, bone substitutes and tissue-engineered grafts. Clinical studies, evaluation and follow-up (as necessary) are conducted on these activities. The Company spent approximately $418,000 in 1999 as compared with $292,000 in 1998. These activities will be expanded substantially pending the availability of the necessary financial resources.

      Customers

      The Company is not dependent upon one or a few principal customers. One customer, Mentor, accounted for 18% or more of the Company's net sales for the year ended September 30, 1999. All other customers individually accounted for less than 10% of the Company's net sales for the fiscal year 1999. The Company has Exclusive Distribution Agreements with Mentor granting a license to exclusively distribute the Tutoplast(R) Processed Fascia Lata and Pericardium in their field of use, which is defined as all urological and gynecological applications and procedures in the United States and certain foreign markets.

      Patents, Licenses and Trademarks

      Wherever possible, Tutogen seeks to protect its proprietary information, products, methods and technology by obtaining patent and trademark protection. Tutogen holds three patents and has registered trademarks covering 14 countries worldwide. In the United States, the Company has three FDA accepted 510(k) applications for its various products or processes. The Company's patent in France relating to its Tutoplast(R) process expire in February 2000. The United States and UK patents expired in 1999. The Company believes that it has established itself through the Tutoplast(R) trademark identity and a record of safety and quality assurance, which will survive the life of the patents.

      Government Regulation

      Tutogen has contracts to receive, process and provide tissues worldwide. Every country has its own regulatory requirements that are constantly under review and subject to change. The Company believes it currently complies with all appropriate governmental requirements and standards in each country where it does business. There can be no assurance that changing governmental administration or laws will not negatively impact the Company.

      In Germany, allografts are classified as drugs and the German government regulates Tutogen's tissue processing and distribution within Germany under a pharmaceutical license. The European Commission has proposed regulating allografts as medical devices. At present, Tutogen's German facility is licensed and in compliance with German law.

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

      Environmental Regulations

      The Company uses chemicals and radiation in its processing of allografts. The Company must comply with country-specific, federal, state and local regulations pertaining to the storage and discharge of hazardous waste involved in the Tutoplast(R) process. Since 1995, the Company has used outside third parties to perform all sterilization.

      In view of the engagement of third parties to perform all sterilization, the requirements for compliance with environmental regulations do not, and the Company anticipates will not, have any material adverse effect upon its capital expenditures, results of operations or financial condition. Although the Company believes it is in compliance with all applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.

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

      Foreign Exchange Rates and Foreign Transactions

      A significant portion of the Company's revenues are derived from its German operations, all of which are denominated in Deutsche Marks. Fluctuations in the U.S. Dollar/Deutsche Mark exchange rate may therefore have a significant effect on the Company's dollar results. Transactions with foreign suppliers and foreign customers could be materially adversely affected by possible import, export, tariff and other restrictions that may be imposed by the United States or other countries.

      Conversion of Debt

      On January 28, 1999, one of the Company's institutional investors converted its Convertible Debenture and accrued interest and expenses (approximately $2,162,000) into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert in advance of maturity, the Company issued to the investor 149,334 common shares as prepayment for one year's interest on the Debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.25 per share if such warrants are exercised prior to June 30, 2000, after which date such warrants shall revert to their initial terms. A loss on the conversion of $187,000 has been included in net income for the year.

      Employees

      As of September 30, 1999, the Company employed a total of 96 full-time and 17 part-time employees, of whom 23 were employed in the United States and the remainder in Germany. Management believes its relations with its employees are good.

Item 2. Description of Property.

      United States. The Company's domestic facilities are located in New Jersey and Florida. In Parsippany, New Jersey, the Company leases approximately 4,400 square feet of office space in which its administrative and sales functions are performed. The lease expires in April 2002 and has a base rent of approximately $6,800 per month. The Company's processing plant in Alachua, Florida has expanded from approximately 4,900 square feet to 6,200 square feet of leased space. The Florida lease expires in 2002 and rents for approximately $7,400 per month. The Company believes it is adequate in space and condition for its current needs and has made provisions for expansion if necessary.

      Germany. In Erlangen, Germany, the Company leases 8,000 square feet of office space in which its international administrative and sales functions are performed. The Erlangen lease expires in the year 2000 and rents for approximately $19,900 per month. The Company will consolidate the administrative and sales functions into the Company's processing plant in Neunkirchen, Germany at the expiration of the lease. The Company's processing plant in Neunkirchen consists of six buildings totaling some 26,000 square feet on approximately two acres of land. This property is owned by the Company and should be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future.

Item 3. Legal Proceedings.

      There were no material legal proceedings as of September 30, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

      There was no submission of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

      Market Information

      The Company's Common Stock is traded on the OTC Bulletin Board. The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter within the last two fiscal years.

      Fiscal 1998                                High               Low
      -----------                                ----               ---
      First Quarter                          $   1.25          $   0.88
      Second Quarter                             2.81              0.94
      Third Quarter                              3.13              1.68
      Fourth Quarter                             2.56              1.19

      Fiscal 1999
      -----------
      First Quarter                          $   1.94          $   0.94
      Second Quarter                             3.81              1.13
      Third Quarter                              1.43              1.00
      Fourth Quarter                             1.50              0.88

      Such market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

      Holders

      As of November 30, 1999, the approximate number of holders of record of the Company's Common Stock was 378. The Company estimates that there are approximately 2,400 beneficial holders.

      Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

Revenue and Cost of Revenue

Revenue for the year ended September 30, 1999 increased 29% to $11.5 million from $8.9 million in 1998. The US operation revenues were $5.2 million or 80% higher than 1998. This achievement was a direct result of its strategic alliances with the Mentor Corporation and IOP, Inc. The International operation had revenues of $6.3 million or an increase of 4% from 1998.

Gross margins for the year ended September 30, 1999 decreased to 48% from 49% in 1998. The decrease was primarily due to an unfavorable mix of products sold at both the US and International operations.

General and Administrative

General and Administrative expenses increased 10% in 1999 to $2.2 million from $2.0 million in 1998. As a percentage of revenues, General and Administrative expenses decreased from 23% in 1998 to 19% in 1999. The increased expenses were due primarily to an increase legal, consulting and traveling expenses.

Distribution and Marketing

Distribution and Marketing expenses increased 45% in 1999 to $2.1 million from $1.5 million in 1998. As a percentage of revenues, Distribution and Marketing expenses increased from 16% in 1998 to 18% in 1999. The increase was primarily associated with the expansion of the direct sales force in Germany and the costs associated with the introduction of a new product line, Tutoplast(R) bovine pericardium.

Research and Development

Research and Development expenses increased 43% in 1999 to $0.4 million from $0.3 million in 1998. The increase was due to the expansion of the R & D effort in Germany and travelling and personnel costs to expand the tissue recovery sites in Europe. As a percentage of revenues, research and development expenses in 1999 were essentially in line with 1998.

Depreciation and Amortization

Depreciation and Amortization decreased 27% in 1999 to $0.5 million from $0.6 million in 1998. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Other Income/Expense

Other income for 1999 totaled $0.5 million and is the result of a license fee in the amount of $0.3 million, primarily for the rights to distribute its Tutoplast(R) Processed Pericardium in urological and gynecological applications and procedures. Other income in 1998 of $0.5 million was primarily the result of the settlement of the Company's interest in the joint venture with AHT in the amount of $0.2 million and a license fee in the amount of $0.2 million, for the rights to distribute its Tutoplast(R) fascia lata in urological and gynecological applications and procedures.

Interest Expense

Interest expense declined 33% in 1999 to $0.2 million from $0.4 million in 1998. The reduction is directly attributed to the conversion of $2.1 million of long-term debt to common stock at the end of January 1999.

Net Income

As a result of the above, net income for the year ended September 30, 1999 totaled $414,000 or $0.04 basic earnings per share and $0.04 diluted earnings per share as compared to a net income of $122,000 or $0.02 basic and $0.01 diluted earnings per share for 1998.

Liquidity and Capital Resources

At September 30, 1999 and 1998 the Company had working capital of $5.2 million and $3.4 million, respectively. The Company maintains current working capital lines totaling DM 2.4 million (approximately $1.3 million) with several German banks. At September 30, 1999 the Company had borrowed $1.0 million against these lines.

The improvement in the working capital position from 1998 to 1999 was due to the 29% increase in revenues, the infusion of additional capital into the Company by investors and the conversion of $2.1 million of long-term debt into common shares of the Company which significantly reduced the interest burden. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed.

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

                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

-----------------------------------------------------------------------------------------------
              Name                  Age          Positions/Offices          Period Served in
              ----                  ---          -----------------           Office/Position
                                                                             ---------------
-----------------------------------------------------------------------------------------------
G. Russell Cleveland                61     Director                       1997 - present
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
Charles C. Dragone                  62     Interim Chief Executive        July 1999 - November
                                           Officer                        1999
                                           Chairman of the Board          1996 - present
                                           Director                       1992 - present
                                           Chief Executive Officer        April 1995 - March
                                                                          1996
                                           Chief Financial Officer        October 1992 -
                                                                          September 1994
-----------------------------------------------------------------------------------------------
Robert C. Farone                    57     Director                       May 1999 - present
-----------------------------------------------------------------------------------------------
J. Harold Helderman, MD             54     Director                       1997 - present
-----------------------------------------------------------------------------------------------
Manfred Kruger                      53     Chief Executive Officer        December 1999 -
                                                                          present
                                           President                      July 1999 - present
                                           Chief Operating Officer        January 1999 - present
                                           Vice President, Managing       1998 - present
                                           Director, International
                                           Operations
-----------------------------------------------------------------------------------------------
George Lombardi                     56     Chief Financial Officer,       1998 - present
                                           Treasurer and Secretary
-----------------------------------------------------------------------------------------------
Thomas W. Pauken                    55     Director                       January 1999 -
                                                                          present
-----------------------------------------------------------------------------------------------
Elroy G. Roelke                     69     Director                       1995 - present
                                           Acting Secretary               January 1998 - March
                                                                          1998
-----------------------------------------------------------------------------------------------

The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five years.

           Officers and Directors

           G. Russell Cleveland is the principal founder and the majority shareholder of Renaissance Capital Group, Inc. ("Renaissance"). Renaissance specializes in providing capital to growing emerging publicly owned companies. He is a Chartered Financial Analyst with over 30 years experience in financial planning and analysis. He has served as President of the Dallas Association of Investment Analysts. For over 10 years he was a contributing editor of Texas Business Magazine. Mr. Cleveland currently serves as the Managing General Partner of Renaissance Capital Partners, Ltd., President and Director of Renaissance Capital Growth & Income Fund III, Inc. (NASDAQ), and Director of Renaissance U.S. Growth & Income Trust PLC, which is traded on the London exchange. Mr. Cleveland also currently serves as director of Danzer Corp. (formerly Global Environmental Corp.), Feminique, Inc. (formerly Biopharmaceutics, Inc.), Bentley Pharmaceuticals, Inc., Technology Research, Inc., and Benz Energy, Ltd.

           Charles C. Dragone is the current Chairman of the Board and has served at various times during the past six years as the Company's Chief Executive Officer and as its Chief Financial Officer. Mr. Dragone was formerly a director of KiMed Corporation, a medical products and services company (1992 to 1997). He also was a Partner of Financial Associates, a Sarasota, Florida, consulting firm specializing in corporate finance (1986 to 1992), a private consultant in corporate finance matters (1982 to 1986) and a Vice President, Chief Financial Officer and director of K-Tron International, Inc. (NASDAQ:KTII), a manufacturer of process control equipment used by the chemical, pharmaceutical, plastics and food industries (1965 - 1981).

      Robert C. Farone has been the President of Bag'n Baggage, Ltd. since June 1985. Bag'n Baggage is an 80-store retailer of luggage and leather goods operating in eight (8) states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's. Mr. Farone has also served as a director on the board of Caribbean Marine, Inc. since June 1985. From September 1985 to July 1986 he served as a director on the board of 50 Off Stores, and from August 1988 to September 1991 he served as Chairman of the Board. 50 Off Stores were a regional chain of deep discount stores specializing in ready to wear having 72 locations in five states.

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

      Manfred Kruger is the President, Chief Executive Officer Chief Operating Officer and the Company's Managing Director for International Operations. Prior to joining the Company in June 1997, Mr. Kruger was Executive Vice President of Fresenius Critical Care International, a division of Fresenius Medical Care, AG. The division was founded in 1991 under his leadership and grew into a substantial business with an average annual growth of about 40%. Prior to Fresenius, Mr. Kruger held management positions with Squibb Medical Systems and American Hospital Supply.

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

      Thomas W. Pauken is an attorney and mediator. He currently serves as the Trustee for Renaissance Capital Partners II, Ltd. For six years, Mr. Pauken served as Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. From 1981 to 1985, Mr. Pauken served as Director of ACTION, an independent federal agency. He also served on the White House legal Counsel's staff during the Reagan Administration. Mr. Pauken's military service included a tour of duty in Vietnam as a Military Intelligence Officer. Mr. Pauken received a B.A. from Georgetown University and J.D. degree from Southern Methodist University Law School.

      Elroy G. Roelke is a practicing attorney and for more than 40 years, has specialized in corporate finance and business law. In addition, since 1985, he served as Chairman of Knollwood Mercantile Company, a family-owned retail liquor and convenience store business. In March 1989, Mr. Roelke joined Renaissance Capital Group, Inc. and served as Vice President, General Counsel and director until he retired in December 1996. Mr. Roelke serves as a director of several privately held companies that retain his service for corporate legal services and as a director of EarthCare Company (NASDAQ: ECCO). Mr. Roelke received B.A. and J.D. degrees from Valparaiso University.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company believes that the reporting requirements, under Section 16(a) of the Exchange Act, for all its executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company were satisfied.

Item 10.  Executive Compensation.

      Compensation of Directors

      The Company's outside Directors each receive a $6,000 annual retainer, $1,000 per meeting for attendance at Board meetings, $250 per telephonic meeting, plus reimbursement of out-of-pocket expenses. The Chairman of the Board receives $1,000 per month for his services as Chairman.

      Stock Option Plans

      The Company has a 1996 Incentive and Non-Statutory Stock Option Plan (the "1996 Plan") to attract, maintain and develop management by encouraging ownership of the Company's Common Stock by Directors, Officers and other key employees. The following is a summary of the provisions of the 1996 Plan. This summary is qualified in its entirety by reference to the 1996 Plan, a copy of which may be obtained from the Company.

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

      The Board of Directors or the Compensation and Stock Option Committee is responsible for the administration of the 1996 Plan and determines the employees to which options will be granted, the period during which each option will be exercisable, the exercise price, the number of shares of the Common Stock covered by each option, and whether an option will be a non-qualified or an incentive stock option. The exercise price, however, for the purchase of shares subject to such an option, cannot be less than 100% of the fair market value of the Common Stock on the date the option is granted. The Stock Option Committee has no authority to administer or interpret the provisions of the 1996 Plan relating to the grant of options to outside Directors. The current members of the Compensation and Stock Option committee are G. Russell Cleveland, Thomas W. Pauken and Robert C. Farone.

      No option granted pursuant to the 1996 Plan is transferable otherwise than by will or the laws of descent and distribution. The term of each option granted to an employee under the 1996 Plan is determined by the Board of Directors or the Compensation and Stock Option Committee, but in no event may such term exceed 10 years from the date of grant. Each option granted to an outside Director under the 1996 Plan shall be exercisable in whole or in part during the four year period commencing on the date of the grant of such option. Any option granted to an outside Director shall remain effective during its entire term, regardless of whether such Director continues to serve as a Director. The purchase price per share of Common Stock under each option granted to a Director will be the fair market value of such share on the date of grant.

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

      The 1996 Plan presently reserves 2,000,000 shares of the Company's Common Stock for issuance thereunder. As of September 30, 1999, options have been issued for 1,705,172 shares and 294,828 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

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

      Employment Agreements

      The Company has an employment agreement with Manfred Kruger, its President, Chief Executive Officer, Chief Operating Officer and Managing Director, International Operations. Pursuant to that agreement, the term of Mr. Kruger's employment with the Company commenced on June 16, 1997. The agreement is for an indefinite period and shall terminate upon written notice by the Company, notice of his election to terminate, or the Company terminates his employment for cause. Minimum notice of termination by the Company, except for cause, is one year from the end of a calendar quarter. Mr. Kruger's annual base salary is currently 300,000 DM or approximately $165,000. In addition, the employment agreement provides for: (i) an annual bonus in an amount equal to 30% of his annual base salary, subject to the satisfaction of reasonable performance goals, and (ii) ten-year, qualified stock options for 200,000 shares of Common Stock.

      The Company has an employment agreement with George Lombardi, its Chief Financial Officer, Treasurer and Secretary. Pursuant to that agreement, the term of Mr. Lombardi's employment with the company commenced on March 30, 1998 and shall terminate on March 30, 2000, subject to automatic extensions for additional one-year periods, unless the Company or Mr. Lombardi delivers a written notice of his or its election to terminate, or the Company terminates his employment for cause. Mr. Lombardi's annual base salary is currently $143,500. In addition, the employment agreement provides for: (i) an annual bonus in an amount equal to 25% of his annual base salary, subject to the satisfaction of reasonable performance goals and (ii) ten-year, qualified stock options for 100,000 shares of Common Stock.

The following table sets forth the compensation awarded to, or paid to all persons who have served as Chief Executive Officer and other officers or individuals whose compensation exceeded $100,000 for this period.

                           SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                  Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Awards               Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Securities
                                                                   Other      Restricted    Underlying
Name And Principal       Fiscal                                    Annual       Stock        Options/       LTIP        All Other
     Position             Year       Salary       Bonus        Compensation    Award(s)        SARs        Payouts    Compensation
                                       ($)         ($)             ($)          ($)            (#)          ($)          ($)
                                                                                               (1)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Karl H. Meister              1999      129,183        0               0          43,750        149,000         0              0
President, Chief             1998      160,000      14,000            0            0           108,974         0              0
Executive Officer            1997      160,000        0               0            0           360,000         0              0

Charles C. Dragone           1999      18,000         0               0            0              0            0              0
Interim Chief
Executive Officer

Manfred Kruger               1999      150,000      23,400            0            0            42,500         0           10,900
President , Chief            1998      134,691      21,894            0            0            25,000         0           24,900
Executive Officer &          1997      39,106         0               0            0           200,000         0            1,579
Chief Operating Officer

George Lombardi
Chief Financial Officer,     1999      132,500      16,600            0            0            33,000         0              0
Treasurer and Secretary      1998      63,462       6,400             0            0           100,000         0              0

------------------------------------------------------------------------------------------------------------------------------------

      (1) Mr. Meister retired on June 30, 1999. Mr. Meister received 100,000 shares of common stock for being retained as a consultant for the Company through February 2000. Mr. Dragone was appointed as Interim Chief Executive Officer and he served in this capacity from July 1, 1999 to November 30, 1999. On December 1, 1999, Mr. Kruger was appointed Chief Executive Officer.

                      OPTION/SAR GRANTS IN FISCAL YEAR 1999
                               (Individual Grants)

------------------------------------------------------------------------------------------------------------------------------------
                                   Number of Securities
                                 Underlying Options/SARs          Percent of Total         Exercise or
                                         Granted              Options/SARs Granted To      Base Price         Expiration
               Name                        (#)                       Employees               ($/Sh)              Date
------------------------------------------------------------------------------------------------------------------------------------
Karl H. Meister                           40,000                        5.3%                  $1.38       February 28, 2003
                                           9,000                        1.2%                  $1.56       February 28, 2003
                                        100,000(1)                     13.2%                  $1.50       December 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
Charles C. Dragone                        20,000                        2.6%                  $1.19       May 12, 2004
                                           3,789                        0.5%                  $1.19       May 12, 2001

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Manfred Kruger                            42,500                        5.6%                  $1.56       December 9, 2008

------------------------------------------------------------------------------------------------------------------------------------
George Lombardi                           33,000                        4.4%                  $1.56       December 9, 2008

------------------------------------------------------------------------------------------------------------------------------------

(1) As part of part of Mr. Meister's retirement agreement, the Company granted an option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.50 per share, exercisable at any time prior to December 31, 2000.

      The following table sets forth the value of the unexercised options at September 30, 1999. No options were exercised during this fiscal year. The market price of the Company's common stock at September 30, 1999 was $0.93.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

-----------------------------------------------------------------------------------------------------------------
                                         Number of Unexercised                     Value of Unexercised
                                               Options at                        In-the-Money Options at
    Name                                  September 30, 1999                        September 30, 1999
-----------------------------------------------------------------------------------------------------------------
                                  Excercisable      Unexercisable           Exercisable           Unexercisable
-----------------------------------------------------------------------------------------------------------------
Karl H. Meister                     609,000             -0-                  $439,870                $-0-
-----------------------------------------------------------------------------------------------------------------
Charles C. Dragone                  148,289             -0-                  $87,431                 $-0-
-----------------------------------------------------------------------------------------------------------------
Manfred Kruger                      187,500            80,000                  $-0-                  $-0-
-----------------------------------------------------------------------------------------------------------------
George Lombardi                      68,000            65,000                  $-0-                  $-0-
-----------------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 1999, by
(i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of November 30,1999, there were approximately 11,211,246 shares of Common Stock issued and outstanding.

----------------------------------------------------------------------------------------------------------------------------------
        Name and Address                                                                  Amount and Nature            Percentage
       of Beneficial Owner                                                           of Beneficial Owner (1)(2)       of Class (3)
----------------------------------------------------------------------------------------------------------------------------------
Renaissance Capital Partners II, Ltd. (4)..............................................          8,169,278              61.58%
    5646 Milton Street
    Suite 900
    Dallas, TX 75206

Kleinwort Benson European Mezzanine Fund, L.P. (5).....................................          1,395,192              12.10%
    Westbourne
    The Grange
    St. Peter Port
    Guernsey, CI
    GY1 3BG

NatWest Ventures (Investments) Ltd. (6)................................................          1,918,409              17.08%
    Fenchurch Exchange
    8 Fenchurch Place
    London, England
    EC3M4TE

Karl H. Meister (7)....................................................................            966,769               7.94%

G. Russell Cleveland (8)...............................................................             57,300                   *

Charles Dragone (9)....................................................................            182,917               1.61%

Robert C. Farone (10)..................................................................             95,814                   *

Dr. J. Harold Helderman (11)...........................................................             74,488                   *

Manfred Kruger (11)....................................................................            227,500               1.99%

George Lombardi (11)...................................................................             80,500                   *

Thomas W. Pauken (12)..................................................................          8,393,460              62.65%

Elroy G. Roelke (13)...................................................................            282,682               2.48%

All directors and officers as a group (7 persons)......................................          9,380,411              45.55%

-------------------
*       Less than 1%

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

3 In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 1999 held by such individual or group.

4 Includes 2,424,327 shares of common stock which Renaissance Capital Partners II, Ltd. has the right to acquire within sixty (60) days.

5 Includes 322,035 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days. 6 Includes 21,615 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days.

7 Includes 726,651 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

8 Includes 48,650 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days. Mr. Cleveland is the President and majority shareholder of Renaissance Capital Group, Inc. His business address is 8080 N. Central Expressway, Suite 210-LB 59, Dallas, TX 75206. See notes 4 and 12.

9 Includes 162,539 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days and 16,589 shares for which Mr. Dragone shares voting and investment power with his spouse.

10 Includes 67,907 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

11 All of the shares of common stock beneficially owned by Messrs. Helderman, Kruger, and Lombardi, are derivative securities issuable upon exercise of options exercisable within sixty (60) days

12 Includes all of the shares of common stock beneficially owned by Renaissance Capital Partners II, Ltd (see Notes 4 and 7). Mr. Pauken is the Liquidation Trustee of Renaissance Capital Partners II, Ltd. It also includes 132,091 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

13 Includes 173,091 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

Item 12.  Certain Relationships and Related Transactions.

      On January 28, 1999, Renaissance converted a Convertible Debenture and accrued interest and expenses (approximately $2,162,000) into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert, the Company issued to the investor 149,334 common shares as prepayment for one year's interest on the Debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.50 per share if such warrants are exercised by June 30, 2000, after which date such warrants shall revert to their initial terms. A loss of $187,000 on the conversion of the debenture has been recognized in net income in 1999.

      On January 29, 1999, Renaissance purchased 300,000 Units at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring December 31, 2000, at an exercise price of $1.50 per share.

      On February 1, 1999, Mr. Roelke, Director of the Company purchased 100,000 Units at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring December 31, 2000, at an exercise price of $1.50 per share.

      On October 26 and November 12, 1999, Mr. Pauken, Director of the Company purchased 40,000 and 35,000 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring December 31, 2000, at an exercise price of $1.50 per share.

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

      3.5 Articles of Amendment to Articles of Incorporation Establishing Series C Preferred Stock.*

      3.6 Articles of Amendment to Articles of Incorporation Increasing the Number of Authorized Shares.*

      3.7 Articles of Amendment to Articles of Incorporation Amending the Terms of the Series C Preferred Stock.*

      3.8 Articles of Amendment to Articles of Incorporation Effecting the Reverse Stock Split.*

      10.1 Convertible Debenture Loan Agreement, dated November 11, 1997, By and between Biodynamics International, Inc., and its Wholly-Owned Subsidiaries, and Renaissance Capital Partners II, Ltd.*

      10.2 Nine Percent (9%) Convertible Debenture of Biodynamics International, Inc., Issued to Renaissance Capital Partners II, Ltd., dated November 11, 1997.*

      10.3 Second Amendment to Security Agreement, dated December 31, 1997, By Biodynamics International, Inc., for the benefit of Renaissance Capital Partners II, Ltd.*

      10.4 Second Amendment to Security Agreement (Stock Pledge Agreement), dated December 1, 1997, by Biodynamics International, Inc. for the benefit of Renaissance Capital Partners II, Ltd.*

      10.5 Joint Venture Agreement between Biodynamics International, Inc. and Texas Medical Products dated November 1, 1990.*

      10.6 Employment Agreement between Biodynamics International, Inc. and Karl H. Meister, dated June 12, 1996.*

      10.7 Employment Agreement between Biodynamics International, Inc. and Manfred Kruger, dated June 9, 1997.*

      10.8 Employment Agreement between Biodynamics International, Inc. and George Lombardi, dated March 30, 1998.*

      21    Subsidiaries of Registrant.*

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

Date December 16, 1999

                              TUTOGEN MEDICAL, INC.


                              /s/ Manfred Kruger
                              --------------------------------------
                              Manfred Kruger
                              President, Chief Executive Officer and
                              Chief Operating Officer


                              /s/ George Lombardi
                              -------------------------------------
                              George Lombardi
                              Chief Financial Officer, Treasurer and Secretary

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                 Title               Date


/s/ G. Russell Cleveland                Director         December 16, 1999
--------------------------
G. Russell Cleveland


/s/ Charles C. Dragone                  Director         December 16, 1999
--------------------------
Charles C. Dragone


/s/ Robert C. Farone                    Director         December 16, 1999
--------------------------
Robert C. Farone


/s/ J. Harold Helderman                 Director         December 16, 1999
--------------------------
Dr. J. Harold Helderman


/s/ Manfred Kruger                      Director         December 16, 1999
--------------------------
Manfred Kruger

/s/ Thomas W. Pauken                    Director         December 16, 1999
--------------------------
Thomas W. Pauken


/s/ Elroy G. Roelke                     Director         December 16, 1999
--------------------------
Elroy G. Roelke

                                 -----------------------------------------------
                                 Tutogen Medical, Inc. and
                                 Subsidiaries

                                 Consolidated Financial Statements for the Years Ended September 30, 1999 and 1998, and Independent Auditors' Report
                                 -----------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
Parsippany, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


November 23, 1999

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND 1998
(In Thousands)
--------------------------------------------------------------------------------

ASSETS                                                       1999          1998

CURRENT ASSETS:
  Cash and cash equivalents                                $   376       $   357
  Accounts receivable, net                                   2,020         1,685
  Inventories, net                                           5,354         4,435
  Other current assets                                         533           173
                                                           -------       -------

     Total current assets                                    8,283         6,650

PROPERTY, PLANT AND EQUIPMENT - Net                          2,655         2,995

INTANGIBLE AND OTHER ASSETS - Net                              182           596
                                                           -------       -------

TOTAL ASSETS                                               $11,120       $10,241
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $   874       $ 1,010
  Accrued interest                                              --           189
  Other accrued expenses                                       897           953
  Revolving credit arrangements                              1,149           895
  Current portion of long-term debt                            136           162
                                                           -------       -------

     Total current liabilities                               3,056         3,209
                                                           -------       -------
OTHER LIABILITIES:
  Long-term debt                                             1,404         3,644
  Other long-term obligations                                   46            17
                                                           -------       -------

     Total other liabilities                                 1,450         3,661
                                                           -------       -------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY                                         6,614         3,371
                                                           -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $11,120       $10,241
                                                           =======       =======

See notes to financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998
(In Thousands, Except for Share Data)
--------------------------------------------------------------------------------

                                                      1999             1998

  REVENUE                                         $     11,464     $      8,912

  COST OF REVENUE                                        6,009            4,545
                                                  ------------     ------------

      Gross margin                                       5,455            4,367
                                                  ------------     ------------

OPERATING EXPENSES:
  General and administrative                             2,210            2,017
  Distribution and marketing                             2,114            1,456
  Research and development                                 418              292
  Depreciation and amortization                            473              644
                                                  ------------     ------------

      Total operating expenses                           5,215            4,409
                                                  ------------     ------------

OPERATING INCOME (LOSS)                                    240              (42)

OTHER INCOME                                              (455)            (526)

LOSS ON CONVERSION OF DEBT                                 187               --

INTEREST EXPENSE                                           241              362
                                                  ------------     ------------

INCOME BEFORE INCOME TAXES                                 267              122

INCOME TAX BENEFIT                                        (147)              --
                                                  ------------     ------------

NET INCOME                                                 414              122

OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments                (338)             219
                                                  ------------     ------------

COMPREHENSIVE INCOME                              $         76     $        341
                                                  ============     ============

AVERAGE SHARES OUTSTANDING FOR BASIC
  EARNINGS PER SHARE                                 9,418,384        5,017,178
                                                  ============     ============

BASIC EARNINGS PER SHARE                          $       0.04     $       0.02
                                                  ============     ============

AVERAGE SHARES OUTSTANDING FOR DILUTED
  EARNINGS PER SHARE                                 9,508,607       10,794,554
                                                  ============     ============

DILUTED EARNINGS PER SHARE                        $       0.04     $       0.01
                                                  ============     ============

See notes to financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998
(In Thousands)
--------------------------------------------------------------------------------

                                                                                    1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $   414    $   122
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                                      725        867
    Loss on conversion of debt                                                         187         --
    Gain from settlement of interest in joint venture (included in other income)        --       (205)
    Changes in assets and liabilities:
      Accounts receivable                                                             (427)        98
      Inventories                                                                   (1,148)    (1,916)
      Other current assets                                                            (228)       (73)
      Accounts payable and accrued expenses                                           (274)       105
      Other long-term liabilities                                                       32          6
                                                                                   -------    -------

        Net cash used in operating activities                                         (719)      (996)
                                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                           (258)      (182)
                                                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock                                                                    575      4,185
  Proceeds from revolving credit arrangements - net                                    254        176
  Repayment of long-term debt                                                         (173)    (6,021)
  Proceeds from long-term debt                                                          --      2,574
  Capital lease payments                                                               (20)       (23)
                                                                                   -------    -------

        Net cash provided by financing activities                                      636        891

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                360       (133)
                                                                                   -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    19       (420)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           357        777
                                                                                   -------    -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   376    $   357
                                                                                   =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                                    $   430    $   410
                                                                                   =======    =======

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Issuance of common stock in exchange for
    convertible long-term debt and accrued interest                                $ 2,349    $    --
  Issuance of common stock for interest                                                376         --
  Issuance of common stock for services                                                171         --
  Issuance of common stock to settle interest in joint venture                          --        110
                                                                                   -------    -------

                                                                                   $ 2,896    $   110
                                                                                   =======    =======

See notes to financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999 AND 1998
(In Thousands, Except for Share Data)
--------------------------------------------------------------------------------


                                          Preferred    Common     Additional    Cumulative
                                            Stock        Stock     Paid-in     Translation    Accumulated
                                          ($.01 par)  ($.01 par)   Capital      Adjustment      Deficit       Total
BALANCE, SEPTEMBER 30, 1997                 $   --     $     84    $  22,910    $   (259)     $  (24,000)   $  (1,265)

  Reclassification                              --          185         (185)         --              --           --
  Reverse stock split                           --         (242)         242          --              --           --
  Conversion of mezzanine debt                  --           26        4,159          --              --        4,185
  Stock issued to settle termination of
    interest in joint venture                   --            1          109          --              --          110
  Net income                                    --           --           --          --             122          122
  Foreign currency translation adjustment       --           --           --         219              --          219
                                            ------     --------    ---------    --------      ----------    ---------

BALANCE, SEPTEMBER 30, 1998                     --           54       27,235         (40)        (23,878)       3,371

  Conversion of convertible debentures          --           47        2,302          --              --        2,349
  Stock issued for private placement            --            5          453          --              --          458
  Stock issued for interest on debentures       --            2          187          --              --          189
  Stock issued for services                     --            1          170          --              --          171
  Net income                                    --           --           --          --             414          414
  Foreign currency translation adjustment       --           --           --        (338)             --         (338)
                                            ------     --------    ---------    --------      ----------    ---------

BALANCE, SEPTEMBER 30, 1999                 $   --     $    109    $  30,347    $   (378)     $  (23,464)   $   6,614
                                            ======     ========    =========    ========      ==========    =========

                                            Common        Preferred
                                            Shares         Shares
                                          Issued and     Issued and
                                          Outstanding    Outstanding

BALANCE, SEPTEMBER 30, 1997                26,875,090           --

  Reclassification                                 --           --
  Reverse stock split                     (24,187,431)          --
  Conversion of mezzanine debt              2,626,301           --
  Stock issued to settle termination of
    interest in joint venture                  50,000           --
  Net income                                       --           --
  Foreign currency translation adjustment          --           --
                                          -----------       ------

BALANCE, SEPTEMBER 30, 1998                 5,363,960           --

  Conversion of convertible debentures      4,749,841           --
  Stock issued for private placement          457,500           --
  Stock issued for interest on debentures     144,550           --
  Stock issued for services                   145,385           --
  Net income                                       --           --
  Foreign currency translation adjustment          --           --
                                          -----------       ------

BALANCE, SEPTEMBER 30, 1999                10,861,236           --
                                          ===========       ======


See notes to financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998
(In Thousands, Except for Share Data)
--------------------------------------------------------------------------------

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

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

      Foreign Currency Translation - The functional currency of the Company's German subsidiary is the Deutsche Mark ("DM"). Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. The Company recognized currency gains of $10 in 1999. The exchange rates at September 30, 1999 and 1998 were DM 1.83/U.S. Dollar and DM 1.67/U.S. Dollar, respectively.

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

      Building and improvements                                   40 years
      Machinery, equipment, furniture and fixtures              3-10 years

      Intangible and Other Assets - Intangible assets consist of patents and trademarks, which are stated at acquired cost less accumulated amortization. Patents are amortized on a straight-line basis over a weighted average of the remaining patent protection periods of all existing worldwide patents and do not exceed thirteen years. Trademarks are amortized straight-line over the expected benefit period of five years. The Company periodically reviews the carrying values of goodwill and other intangible assets to assess recoverability, and permanent impairments, if any, would be recognized in current year operations.

      Revenue and Cost of Revenue - Revenue reflected is gross revenue, with net cash discounts and shipping included in cost of revenue. Cost of revenue includes depreciation of $252 and $223 for the years ended September 30, 1999 and 1998, respectively. Revenue for the sale of goods or services is recognized upon the shipment of the processed tissues or sutures.

      Research and Development Costs - Research and development costs are charged to operations as incurred.

      Earnings Per Share - Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through deferred stock units and the exercise of stock options and warrants.

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

      Total Comprehensive Income - During 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustment.

3.    CONCENTRATION OF CREDIT RISK

      The exposure to risk related to foreign currency exchange rate changes is limited primarily to intercompany transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

      The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. One customer accounted for 18% and 13% of consolidated revenue in 1999 and 1998, respectively. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 1999.

4.    INVENTORIES

      Major classes of inventory at September 30, 1999 and 1998 were as follows:

                                                      1999        1998

        Raw materials                               $ 1,519     $ 1,473
        Work in process                               2,983       2,729
        Finished goods                                1,375       1,249
                                                    -------     -------

                                                      5,877       5,451

        Less reserves for obsolescence                  523      (1,016)
                                                    -------     -------

                                                    $ 5,354     $ 4,435
                                                    =======     =======

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30, 1999 and 1998 consisted of the following:

                                                     1999        1998

        Land                                        $   440     $   482
        Buildings and improvements                    2,222       2,313
        Machinery and equipment                         674         689
        Office furniture and equipment                1,072       1,232
                                                    -------     -------

                                                      4,408       4,716

        Less accumulated depreciation                (1,753)     (1,721)
                                                    -------     -------

                                                    $ 2,655     $ 2,995
                                                    =======     =======

      The Company's property held under capital leases of approximately $58 is included in machinery and office equipment at September 30, 1999 and 1998, respectively. The depreciation expense for the years ended September 30, 1999 and 1998 was approximately $354 and $324, respectively.

6.    INTANGIBLE AND OTHER ASSETS

      Intangible and other assets at September 30, 1999 and 1998 consisted of the following:

                                                     1999         1998

        Patents                                    $ 6,003      $ 6,579
        Trademarks                                   1,171        1,283
                                                   -------      -------

                                                     7,174        7,862

        Less accumulated amortization               (6,992)      (7,266)
                                                   -------      -------

                                                   $   182      $   596
                                                   =======      =======

      At September 30, 1999 and 1998, the Company has assessed the carrying values of all intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of. The amortization expense for the years ended September 30, 1999 and 1998 was approximately $371 and $543, respectively.

7.    REVOLVING CREDIT ARRANGEMENTS

      Under the terms of revolving credit facilities with three banks, all of which expire within the next twelve months, the Company may borrow up to DM 2.4 million or approximately $1,300 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 7.75% to 8.5%. The borrowings under the revolving credit agreements are unsecured.

8.    LONG-TERM DEBT

      Long-term debt at September 30, 1999 and 1998 consisted of the following:

                                                                           1999       1998
        Senior debt, 5.75% interest until March 30, 2008
          when terms are renegotiable, due 2008                           $ 1,040    $ 1,208

        Convertible debenture, 9% interest; due 2002                          500      2,574

        Capital lease obligations, 8.5% interest; due 2000 (see Note 5)        --         24
                                                                          -------    -------

                                                                            1,540      3,806

        Less current portion                                                 (136)      (162)
                                                                          -------    -------

                                                                          $ 1,404    $ 3,644
                                                                          =======    =======

      Aggregate maturities of long-term debt are $136 in 2000; $119 in 2001; $117 in 2002; $417 in 2003; $751 in 2004.

      The convertible debenture is secured by all the assets of the Company.

      The Senior debt and one of the revolving credit facilities are with a German bank and are secured by a mortgage on the Company's German facility. The Senior debt is repayable in monthly installments through 2008, and the credit facility is repayable as working capital dictates. The debt has been incurred by the Company's German subsidiary but is guaranteed by the parent company.

9.    SHAREHOLDERS' EQUITY

      Capital Stock - The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

      Stock Options - The Company maintains a 1996 Stock Option Plan (2,000,000 shares authorized) under which incentive and non-qualified options have been granted to employees, directors and certain key affiliates. Under the Plan, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant.

      Changes in outstanding options for the Plan were as follows:

                                                                   Weighted
                                                    Number of      Average
                                                      Common         Price
                                                      Shares       Per Share

        September 30, 1997 Outstanding              2,242,000      $   0.83

          Reverse stock split                      (1,417,800)     $   2.44
          Granted                                     559,000      $   2.16
          Canceled                                   (388,700)     $   0.80
                                                   ----------      --------

        September 30, 1998 Outstanding                994,500      $   2.08

          Granted                                     912,922      $   1.35
          Canceled                                   (202,250)     $   1.22
                                                   ----------      --------

        September 30, 1999 Outstanding              1,705,172      $   1.79
                                                   ==========      ========

      Of the outstanding options, a total of 966,172 are exercisable as of September 30, 1999, at a weighted average exercise price of $2.03.

      Under SFAS No. 123, Accounting for Stock-based Compensation, the pro forma amounts if stock options and warrants were reported under the fair value method are as follows:

                                                      1999        1998

        Pro forma net income                        $    235    $     21
        Pro forma basic earnings per share              0.02        0.00
        Pro forma diluted earnings per share            0.02        0.00

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 10%, a risk-free interest rate of 4.69% and an expected life of three years. A dividend yield of zero has been assumed.

10.   SEGMENT DATA

      The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations are performed in two geographically determined segments: the United States and Europe ("International"). The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring and foreign exchange gains or losses. The Company accounts for intersegment sales and transfers at contractually agreed-upon prices.

      The Company's reportable segments are strategic business units that offer products and services to different geographic markets. They are managed separately because of the differences in these markets as well as their physical location.

      A summary of the operations and assets by segment is as follows:

        1999                          International  United States  Consolidated

        Gross revenue - third party     $  7,582       $  5,175       $ 12,757
        Less - intercompany               (1,293)            --         (1,293)
                                        --------       --------       --------

        Total revenue                   $  6,289       $  5,175       $ 11,464
                                        ========       ========       ========

        Depreciation and amortization   $    647       $     78       $    725

        Interest expense                $    129       $    112       $    241

        Net income                      $   (298)      $    691       $    393

        Capital expenditures            $    238       $     20       $    258

        Total assets                    $  6,987       $ 22,380       $ 29,367
        Less intercompany advances            --        (18,419)       (18,419)
                                        --------       --------       --------

                                        $  6,987       $  3,961       $ 10,948
                                        ========       ========       ========

        1998                          International  United States  Consolidated

        Gross revenue - third party     $  6,925       $  2,868       $  9,793
        Less - intercompany                 (881)            --           (881)
                                        --------       --------       --------

        Total revenue                   $  6,044       $  2,868       $  8,912
                                        ========       ========       ========

        Depreciation and amortization   $    778       $     89       $    867

        Interest expense                $    132       $    230       $    362

        Net income                      $    115       $      7       $    122

        Capital expenditures            $     99       $     83       $    182

        Total assets                    $  7,629       $ 22,772       $ 30,401
        Less intercompany advances            --        (20,160)       (20,160)
                                        --------       --------       --------

                                        $  7,629       $  2,612       $ 10,241
                                        ========       ========       ========

11.   INCOME TAXES

      The Company has recognized a deferred tax asset of $2,932 and $2,906, and a corresponding valuation allowance of $2,785 and $2,906, at September 30, 1999 and 1998, respectively. The principal components of the deferred tax asset for 1999 and 1998 relate to net operating loss carry forwards. As the Company is expecting to generate taxable income in 2000, a benefit of $147 has been recognized in the current year.

      The Company has net operating loss carry forwards ("NOLs") for German income tax purposes of approximately $11,573 (DM 21,173,000) which can be carried forward indefinitely. A valuation allowance has been provided for the full amount of these NOLs in the accompanying statements. Recent rulings by German tax authorities could significantly reduce the amount of NOLs available.

      In January 1999, the Company experienced a change in ownership under
      Section 382 of the Internal Revenue Code. A preliminary calculation indicates that the restriction on the existing NOL will have no effect on the financial statements in the current year. Under Section 382 of the Internal Revenue Code, as amended by the Tax Reform Act of 1986, a corporation's ability to carry forward its net operating loss and built-in losses following an "ownership change" is limited on an annual basis to an amount equal to the product of the fair market value of the corporation's outstanding stock (including preferred stock) immediately before the ownership change and the long-term tax-exempt interest rate, subject to certain adjustments for built-in gains of the corporation.

12.   COMMITMENTS AND CONTINGENCIES

      The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $ 417 and $460 per year for the years ending September 30, 1999 and 1998, respectively.

      Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 1999 are as follows:

       2000                                                           $  432
       2001                                                              374
       2002                                                              247
       2003                                                              114
       Thereafter                                                         25
                                                                      ------

                                                                      $1,192
                                                                      ======

      The Company and its subsidiaries are party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

13.   SUBSEQUENT EVENT

      Subsequent to September 30, 1999, two Directors of the Company and various private investors purchased a total of 350,000 Units at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring December 31, 2000, at an exercise price of $1.50 per share.

                                     ******