Form 10QSB
period 1999-12-31
TUTOGEN MEDICAL INC
filed 2000-02-07
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 1999.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from__ to__.

Commission File Number:                                                  0-16128

                              TUTOGEN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

Florida                                                               59-3100165
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

925 Allwood Road, Clifton, New Jersey                                      07012
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code:               (973) 365-2799

Securities registered pursuant to Section 12(b) of the Act:                 None

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, par value $.01
            (Title of Class)         (Name of Each Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of January 31, 2000 there were outstanding 11,236,098 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.           Financial Information.

          ITEM 1. Financial Statements.

                  Consolidated Balance Sheets - December 31, 1999          1
                  and September 30, 1999.

                  Consolidated Statements of Operations for                2
                  the three months ended December 31,
                  1999 and 1998.

                  Consolidated Statements of Cash Flows for                3
                  the three months ended December 31,
                  1999 and 1998.

                  Notes to Consolidated Financial Statements.              4

          ITEM 2. Management's Discussion and Analysis of Financial        5
                  Condition and Results of Operations.

PART II.          Other Information.

          ITEM 6. Exhibits and Reports on Form 8-K                         7

SIGNATURES                                                                 8

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   (unaudited)      (audited)
                                                   December 31,    September 30,
                                                       1999            1999
                                                     -------         -------

ASSETS

Current Assets
    Cash and cash equivalents                        $ 1,513         $   376
    Accounts receivable                                2,014           2,020
    Inventories                                        4,502           5,354
    Other current assets                                 386             533
                                                     -------         -------
                                                       8,415           8,283

Property, plant and equipment, net                     2,526           2,655

Intangible and other assets, net                         114             182
                                                     -------         -------
TOTAL ASSETS                                         $11,055         $11,120
                                                     =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                 $   390         $   874
    Other liabilities                                    228             112
    Other accrued expenses                               697             785
    Revolving credit arrangements                        296           1,149
    Current portion of long-term debt                    109             136
                                                     -------         -------
                                                       1,720           3,056

Other Liabilities
    Long-term debt                                     1,948           1,404
    Other long-term obligations                           44              46

Shareholders' Equity                                   7,343           6,614
                                                     -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $11,055         $11,120
                                                     =======         =======

See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     1999              1998
                                                     ----              ----


OPERATING REVENUES
         Revenue                                 $      4,407      $      2,503
         Cost of revenue                                2,520             1,450
                                                 ------------      ------------
            Gross margin                                1,887             1,053

OPERATING EXPENSES
         General and administrative                       512               453
         Distribution and marketing                       517               412
         Research and development                         165                81
         Depreciation and amortization                     89               124
                                                 ------------      ------------
                                                        1,283             1,070

Operating profit (loss)                                   604               (17)

Other income                                              (11)               (9)
Interest expense                                           55                90
                                                 ------------      ------------
                                                           44                81

Net income (loss) before income taxes                     560               (98)

Income taxes                                               36                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $        524      $        (98)
                                                 ============      ============

Average shares outstanding for basic
  earnings per share                               11,112,095         5,377,964
                                                 ============      ============

Basic earnings (loss) per share                  $       0.05      $      (0.02)
                                                 ============      ============

Average shares outstanding for diluted
  earnings per share                               12,626,731         5,377,964
                                                 ============      ============

Diluted earnings (loss) per share                $       0.04      $      (0.02)
                                                 ============      ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Three Months Ended December 31,
                                                               -------------------------------
                                                                     1999          1998
                                                                     ----          ----
Cash flows from operating activities
Net income (loss)                                                  $    524      $    (98)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
 Depreciation and amortization                                          129           182
 Changes in assets and liabilities:
   Accounts receivable                                                  (56)          377
   Inventories                                                          735           (36)
   Other current assets                                                 129           (48)
   Accounts payable and accrued liabilities                            (407)          186
                                                                   --------      --------
     Net cash provided by (used) in operating activities              1,054           563

Cash flows from investing activities
   Purchase of property, plant and equipment                            (86)         (128)
                                                                   --------      --------
     Net cash used in investing activities                              (86)         (128)

Cash flows from financing activities
   Issuance of stock                                                    391            --
   Repayment of proceeds from revolving credit arrangements            (819)         (272)
   Proceeds from long-term debt                                         608           (19)
                                                                   --------      --------
     Net cash provided by financing activities                          180          (291)

Effect of exchange rate changes on cash                                 (11)           14

Net increase in cash and cash equivalents                             1,137           158

Cash and cash equivalents at beginning of period                        376           357
                                                                   --------      --------

Cash and cash equivalents at end of period                         $  1,513      $    515
                                                                   ========      ========

----------------------------------------------------------------------------------------------

Supplemental cash flow disclosures
   Interest paid                                                   $     55      $     90
                                                                   ========      ========

Schedule of noncash financing activities:
   Issuance of common stock for interest
                                                                   $     --      $    189
                                                                   ========      ========

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                        (in thousands, except share data)

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

(2)   SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended December 31, 1999 and 1998 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2000.

(3)   INVENTORIES

      Major classes of inventory at December 31, 1999 and September 30, 1999 were as follows:

                                               December 31,   September 30,
                                                   1999           1999

            Raw materials                        $ 1,278        $ 1,519
            Work in process                        2,746          2,983
            Finished goods                         1,057          1,375

            Less reserves for obsolescence          (579)          (523)
                                                 -------        -------

                                                 $ 4,502        $ 5,354
                                                 -------        -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)

Results of Operations

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 1999 increased 76% to $4,407 from $2,503 for the comparable period. The US operation more than tripled its revenue to $2,961 from $907 for the same period last year. This is a direct result of the significant revenue performance from the Company's marketing and distribution alliance with the Mentor Corporation. The International operation had a revenue increase in local currency of 3% from the same period last year.

Gross margins for the three months ended December 31, 1999 increased to 43% from 42% for the comparable period last year. The increase is primarily attributable to higher throughputs at both the US and International operations.

General and Administrative

General and administrative expenses increased 13% for the three months ending December 31, 1999, from the comparable period last year. The increase is due primarily to an increase in headcount and travel expenses. As a percentage of revenues, General and Administrative expenses decreased from 18% in 1998 to 12% in 1999 demonstrating the Company's ability to increase revenues while maintaining control of expenses.

Distribution and Marketing

Distribution and marketing expenses increased 25% for the three months ending December 31, 1999, from the comparable period last year. The increase is primarily associated with the expansion of the direct sales force in Germany. As a percentage of revenues, Distribution and Marketing expenses decreased from 16% in 1998 to 12% in 1999, primarily due to the improved performance of the Company's marketing and distribution partners.

Research and Development

Research and development more than doubled for the three months ending December 31, 1999, from the comparable period last year. The increase was due to the expansion of the R & D effort in Germany and traveling and personnel costs to expand the tissue recovery sites in Europe. As a percentage of revenues, Research and Development increased from 3% in 1998 to 4% in 1999.

Depreciation and Amortization

Depreciation and amortization decreased from 5% of revenues for the three months ending December 31, 1998 to 2% in 1999. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Interest Expense

Interest expense declined 39% for the three months ending December 31, 1999, from the comparable period last year. The reduction is directly attributed to the conversion of $2.1 million of long-term debt to common stock at the end of January 1999 and the positive cash flow used to pay-down the revolving credit lines.

Net Income

Net income for the three months ended December 31, 1999 totaled $524 or $0.05 per share as compared to a net loss of $98 or $0.02 per share for the same period a year ago. The improvement in results from the comparable period is directly attributed to a 76% increase in revenues and an increase in gross margins from 42% to 43%.

Liquidity and Capital Resources

At December 31, 1999 and September 30, 1999 the Company had working capital of $6.7 million and $5.2 million, respectively. The Company maintains revolving credit facilities totaling DM 2.9 million (approximately $1.5 million) with four German banks. At December 31, 1999 the Company had borrowed $0.3 million against these lines.

In the past the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. In the quarter ended December 31, 1999, two Directors of the Company purchased 95,000 Units and private investors purchased 260,000 Units at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring December 31, 2000, at an exercise price of $1.50 per share.

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

Year 2000 Compliance

The Company has completed the implementation of its year 2000 remediation plan on a timely basis, and such remediation plan as implemented addresses all mission critical systems. The Company is not aware of any adverse effects of year 2000 issues on the Company, including its systems and operations. The Company has no information that indicates that a significant vendor may be unable to sell to the Company; a significant customer may be unable to purchase from the Company; or a significant service provider may be unable to provide services to the Company, in each case because of year 2000 compliance problems.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      Exhibits

      No. 27        Financial Data Schedule

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    Tutogen Medical, Inc.


Date: February 7, 2000              /s/ Manfred Kruger
                                    --------------------------------------------
                                    President and Chief Executive Officer


Date: February 7, 2000              /s/ George Lombardi
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)