Form 10QSB
period 2000-03-31
TUTOGEN MEDICAL INC
filed 2000-04-28
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 2000.

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

As of March 31, 2000 there were outstanding 11,561,598 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.                   Financial Information.

              ITEM 1.     Financial Statements.

                          Consolidated Balance Sheets -                        1
                          March 31, 2000 and September 30, 1999.

                          Consolidated Statements of                           2
                          Operations for the three and six
                          months ended March 31, 2000 and 1999.

                          Consolidated Statements of Cash                      3
                          Flows for the six months ended
                          March 31, 2000 and 1999.

                          Notes to Unaudited Consolidated                      4
                          Financial Statements.

              ITEM 2.     Management's Discussion and                          5
                          Analysis of Financial Condition
                          and Results of Operations.

PART II.                  Other Information.

              ITEM 6.     Exhibits and Reports on Form 8-K                     8

SIGNATURES                                                                     9

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     (unaudited)    (audited)
                                                       March 31,   September 30,
                                                         2000         1999
                                                         ----         ----

ASSETS

Current Assets
    Cash and cash equivalents                          $ 3,159       $   376
    Accounts receivable                                  2,365         2,020
    Inventories                                          4,921         5,354
    Other current assets                                   537           533
                                                       -------       -------
                                                        10,982         8,283

Property, plant and equipment, net                       2,639         2,655

Intangible and other assets, net                            87           182
                                                       -------       -------
TOTAL ASSETS                                           $13,708       $11,120
                                                       =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                   $ 1,217       $   874
    Other liabilities                                      333           112
    Other accrued expenses                                 853           785
    Revolving credit arrangements                          318         1,149
    Current portion of long-term debt                       92           136
                                                       -------       -------
                                                         2,813         3,056

Other Liabilities
    Long-term debt                                       1,861         1,404
    Other long-term obligations                             42            46

Shareholders' Equity                                     8,992         6,614
                                                       -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $13,708       $11,120
                                                       =======       =======

See accompanying Notes to Unaudited Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                         Three Months Ended March 31,     Six Months Ended March 31,
                                         ----------------------------    ----------------------------
                                              2000            1999           2000            1999
                                         ------------    ------------    ------------    ------------
OPERATING REVENUES
          Revenue                        $      4,372    $      2,769    $      8,780    $      5,281
          Cost of revenue                       2,477           1,640           4,997           3,098
                                         ------------    ------------    ------------    ------------

             Gross margin                       1,895           1,129           3,783           2,183

OPERATING EXPENSES
         General and administrative               625             600           1,137           1,055
         Distribution and marketing               610             590           1,128           1,006
         Research and development                 228             124             393             206
         Depreciation and amortization             31             124             120             248
                                         ------------    ------------    ------------    ------------
                                                1,494           1,438           2,778           2,515

Operating profit (loss)                           401            (309)          1,005            (332)

Distribution fee                               (1,000)             --          (1,000)             --
Loss on conversion of debt                         --             187              --             187
Other income                                      (85)           (138)            (96)           (151)
Interest expense                                   54              47             109             138
                                         ------------    ------------    ------------    ------------
                                               (1,031)             96            (987)            174

Net income (loss) before income taxes           1,432            (405)          1,992            (506)

Income taxes                                       36              --              72              --
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        $      1,396    $       (405)   $      1,920    $       (506)
                                         ============    ============    ============    ============

Average shares outstanding for basic
  earnings per share                       11,290,023      10,625,520      11,200,573       7,972,909
                                         ============    ============    ============    ============

Basic earnings (loss) per share          $       0.12    $      (0.04)   $       0.17    $      (0.06)
                                         ============    ============    ============    ============

Average shares outstanding for diluted
  earnings per share                       15,085,380      10,625,520      13,965,565       7,972,909
                                         ============    ============    ============    ============

Diluted earnings (loss) per share        $       0.09    $      (0.04)   $       0.14    $      (0.06)
                                         ============    ============    ============    ============

See accompanying Notes to Unaudited Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Six Months Ended March 31,
                                                           --------------------------
                                                                2000        1999
                                                                ----        ----
Cash flows from operating activities
Net income (loss)                                             $ 1,920    $  (506)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                   203        403
  Loss on conversion of debt                                       --        187
  Changes in assets and liabilities:
     Accounts receivable                                         (439)       177
     Inventories                                                  197        114
     Other current assets                                         (80)      (220)
     Accounts payable and accrued liabilities                     770        (20)
                                                              -------    -------
        Net cash provided by operating activities               2,571        135

Cash flows from investing activities
   Purchase of property, plant and equipment                     (383)      (152)
                                                              -------    -------
        Net cash used in investing activities                    (383)      (152)

Cash flows from financing activities
    Issuance of stock                                             875        408
    Repayment of revolving credit arrangements                   (753)      (200)
    Proceeds from (repayment of) long-term debt                   580        (29)
                                                              -------    -------
         Net cash provided by financing activities                702        179

Effect of exchange rate changes on cash                          (107)      (232)

Net increase (decrease) in cash and cash equivalents            2,783        (70)

Cash and cash equivalents, beginning of period                    376        357
                                                              -------    -------

Cash and cash equivalents, end of period                      $ 3,159    $   287
                                                              =======    =======

--------------------------------------------------------------------------------

Supplemental cash flow disclosures
      Interest paid                                           $   109    $    58
                                                              =======    =======

Schedule of noncash financing activities:
      Issuance of common stock for interest in exchange for
         convertible long-term debt and accrued interest      $    --    $ 2,349
      Issuance of common stock for interest                        --        376
                                                              -------    -------
                                                              $    --    $ 2,725
                                                              =======    =======

See accompanying Notes to Unaudited Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                        (in thousands, except share data)

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

(2)   SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three and six months ended March 31, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2000.

(3)   INVENTORIES

      Major classes of inventory at March 31, 2000 and September 30, 1999 were as follows:

                                                     March 31,     September 30,
                                                       2000            1999

       Raw materials                                  $ 1,504        $ 1,519
       Work in process                                  2,771          2,983
       Finished goods                                   1,234          1,375

       Less reserves for obsolescence                    (588)          (523)
                                                      -------        -------

                                                      $ 4,921        $ 5,354
                                                      =======        =======

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (in thousands)

Results of Operations

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2000 increased 58% to $4,372 from $2,769 for the comparable period. The increase in revenue was primarily derived from the US operation as it more than doubled its revenue to $2,712 from $1,111 for the same period last year. This is a direct result of the significant revenue performance from the Company's marketing and distribution alliance with the Mentor Corporation. The revenue for the six months ended March 31, 2000 increased 66% to $8,780 from $5,281 for the comparable period.

Gross margins for the three and six months ended March 31, 2000 increased to 43% from 41% for the comparable periods last year. The increase is primarily attributable to higher throughputs at both the US and International operations.

General and Administrative

General and administrative expenses increased 4% and 8% for the three and six months ended March 31, 2000, respectively, from the comparable periods last year. The increase is due primarily to expenses associated with the move of the German offices to the Company's manufacturing site. For this quarter, as a percentage of revenues, General and Administrative expenses decreased from 22% in 1999 to 14% in 2000 demonstrating the Company's ability to increase revenues while maintaining control of expenses.

Distribution and Marketing

Distribution and marketing expenses increased 3% and 12% for the three and six months ended March 31, 2000, from the comparable period last year. For this quarter, as a percentage of revenues, Distribution and Marketing expenses decreased from 21% in 1999 to 14% in 2000, primarily due to the improved performance of the Company's marketing and distribution partners.

Research and Development

Research and development expenses increased over 80% for the three and six months ended March 31, 2000, respectively, from the comparable periods last year. The increase was due to the expansion of the R & D effort in Germany and traveling and personnel costs to expand the tissue recovery sites in Europe. For the quarter, as a percentage of revenues, Research and Development increased from 4% in 1999 to 5% in 2000.

Depreciation and Amortization

Depreciation and amortization decreased 75% and 52% for the three and six months ended March 31, 2000, respectively, from the comparable periods last year. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Distribution Fee

The Company entered into comprehensive agreements with Sulzer Spine-Tech, Inc., a subsidiary of Sulzer Medica, for the worldwide distribution of its patented Tutoplast(R) processed bone tissues for spinal applications. Upon execution of this agreement, on March 8, 2000, Sulzer Spine-Tech, Inc. made an initial payment to the Company of $1 million.

Interest Expense

Interest expense increased from $47 to $54 for the three months ended March 31, 2000, from the comparable period last year. For the six months ended March 31, 2000, interest expense declined by 21%. The decrease in interest was due to the repayment of the revolving credit lines.

Net Income

Net income for the three months ended March 31, 2000 totaled $1.4 million or $0.12 basic earnings and $0.09 diluted earnings per share as compared to a net loss of $0.4 million or $0.04 basic loss per share for the same period a year ago. The improvement in results from the comparable period is directly attributed to a 58% increase in revenues, an increase in gross margins from 41% to 43%, the controlling of expenses and the $1 million distribution fee received in March.

Liquidity and Capital Resources

At March 31, 2000 and September 30, 1999 the Company had working capital of $8.2 million and $5.2 million, respectively. The Company maintains revolving credit facilities totaling DM 2.9 million (approximately $1.5 million) with four German banks. At March 31, 2000 the Company had borrowed $0.3 million against these lines.

The Company has experienced a positive cash flow during the six month period ended March 31, 2000, as indicated by the increase in cash and cash equivalents from $0.4 million at September 30, 1999 to$3.2 million at March 31, 2000.

The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenues through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on the results of operations and cash flow.

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

      PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K.

              Exhibits

              No. 27            Financial Data Schedule

              No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    Tutogen Medical, Inc.


Date:  April 27, 2000               /s/ Manfred Kruger
                                    --------------------------------------------
                                    President and Chief Executive Officer


Date:  April 27, 2000               /s/ George Lombardi
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)