Form 10QSB
period 2000-06-30
TUTOGEN MEDICAL INC
filed 2000-08-08
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2000.

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

As of June 30, 2000 there were outstanding 13,337,134 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.               Financial Information.

            ITEM 1.   Financial Statements.

                      Consolidated Balance Sheets - June 30, 2000 and
                      September 30, 1999.                                     1

                      Consolidated Statements of Operations for the
                      three and nine months ended June 30, 2000 and 1999.     2

                      Consolidated Statements of Cash Flows for the nine
                      months ended June 30, 2000 and 1999.                    3

                      Notes to Unaudited Consolidated Financial
                      Statements.                                             4

            ITEM 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                    5

PART II.              Other Information.

            ITEM 4.   Submission of Matters to a Vote of Security-
                      Holders.                                                8

            ITEM 6.   Exhibits and Reports on Form 8-K                        9

SIGNATURES                                                                    10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   (unaudited)    (audited)
                                                     June 30,    September 30,
                                                      2000           1999
                                                  ------------   ------------

ASSETS

Current Assets
    Cash and cash equivalents                       $ 3,928       $   376
    Accounts receivable                               2,137         2,020
    Inventories                                       5,536         5,354
    Other current assets                                721           533
                                                    -------       -------
                                                     12,322         8,283

Property, plant and equipment, net                    3,021         2,655

Intangible and other assets, net                         49           182
                                                    -------       -------
TOTAL ASSETS                                        $15,392       $11,120
                                                    =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                $   835       $   874
    Other liabilities                                   635           112
    Other accrued expenses                              992           785
    Revolving credit arrangements                        --         1,149
    Current portion of long-term debt                    20           136
                                                    -------       -------
                                                      2,482         3,056

Other Liabilities
    Long-term debt                                    1,114         1,404
    Other long-term obligations                          41            46

Shareholders' Equity                                 11,755         6,614
                                                    -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $15,392       $11,120
                                                    =======       =======

     See accompanying Notes to Unaudited Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)

                                          Three Months Ended June 30,      Nine Months Ended June 30,
                                          ---------------------------      --------------------------
                                              2000            1999            2000            1999
                                              ----            ----            ----            ----
OPERATING REVENUES
          Revenue                        $      3,385    $      2,549    $     12,165    $      7,822
          Cost of revenue                       1,424           1,416           6,421           4,506
                                         ------------    ------------    ------------    ------------

             Gross margin                       1,961           1,133           5,744           3,316

OPERATING EXPENSES
         General and administrative               608             509           1,745           1,564
         Distribution and marketing               565             483           1,964           1,489
         Research and development                  69              74             191             279
         Depreciation and amortization             52             114             172             361
                                         ------------    ------------    ------------    ------------
                                                1,294           1,180           4,072           3,693

Operating profit (loss)                           667             (47)          1,672            (377)

Other (income) expense
        Distribution fee income                    --              --          (1,000)             --
        Loss on conversion of debt                 --              --              --             187
        Other (income) expense                    (30)             13            (126)           (133)
        Interest expense                           53              45             162             183
                                         ------------    ------------    ------------    ------------
                                                   23              58            (964)            237

Net income (loss) before income taxes             644            (105)          2,636            (614)

Income taxes                                       39              --             111              --
                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                        $        605    $       (105)   $      2,525    $       (614)
                                         ============    ============    ============    ============

Average shares outstanding for basic
  earnings per share                       11,647,887      10,851,707      11,349,134       8,925,453
                                         ============    ============    ============    ============

Basic earnings (loss) per share          $       0.05    $      (0.01)   $       0.22    $      (0.07)
                                         ============    ============    ============    ============

Average shares outstanding for diluted
  earnings per share                       14,294,326      10,625,520      13,471,418       7,972,909
                                         ============    ============    ============    ============

Diluted earnings (loss) per share        $       0.04    $      (0.04)   $       0.19    $      (0.06)
                                         ============    ============    ============    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Nine Months Ended June 30,
                                                               --------------------------
                                                                   2000         1999
                                                                   ----         ----
Cash flows from operating activities
Net income (loss)                                                $ 2,525    $  (614)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                      304        583
  Loss on conversion of debt                                          --        187
  Changes in assets and liabilities:
     Accounts receivable                                            (199)       (92)
     Inventories                                                    (451)        (5)
     Other current assets                                           (327)       (38)
     Accounts payable and accrued liabilities                        816       (169)
                                                                 -------    -------
        Net cash provided by (used in) operating activities        2,668       (148)


Cash flows from investing activities
   Purchase of property, plant and equipment                        (840)      (176)
                                                                 -------    -------
        Net cash used in investing activities                       (840)      (176)

Cash flows from financing activities
    Issuance of stock                                              2,569        458
    (Repayment of) proceeds from revolving credit arrangements    (1,066)       183
    Proceeds from (repayment of) long-term debt                      242        (48)
                                                                 -------    -------
         Net cash provided by financing activities                 1,745        593


Effect of exchange rate changes on cash                              (21)      (348)

Net increase (decrease) in cash and cash equivalents               3,552        (79)

Cash and cash equivalents, beginning of period                       376        357
                                                                 -------    -------

Cash and cash equivalents, end of period                         $ 3,928    $   278
                                                                 =======    =======

--------------------------------------------------------------------------------

Supplemental cash flow disclosures
      Interest paid                                              $    53    $   103
                                                                 =======    =======

Schedule of noncash financing activities:
      Issuance of common stock for interest in exchange for
         convertible long-term debt and accrued interest         $    --    $ 2,349
      Issuance of common stock for interest                           --        376
                                                                 -------    -------
                                                                 $    --    $ 2,725
                                                                 =======    =======

     See accompanying Notes to Unaudited Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                        (in thousands, except share data)

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

(2)   SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three and nine months ended June 30, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2000. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 1999.

(3)   INVENTORIES

      Major classes of inventory at June 30, 2000 and September 30, 1999 were as follows:

                                                       June 30,    September 30,
                                                         2000           1999

Raw materials                                          $ 1,014        $ 1,519
Work in process                                          2,920          2,983
Finished goods                                           2,221          1,375

Less reserves for obsolescence                            (619)          (523)
                                                       -------        -------

                                                       $ 5,536        $ 5,354
                                                       =======        =======

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (in thousands)

Results of Operations

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2000 increased 33% to $3,385 from $2,549 for the comparable period. The increase in revenue was primarily derived from the US operation as it increased its revenue to $1,679 from $1,105 for the same period last year. This is a direct result of the significant revenue performance from the Company's marketing and distribution alliance with the Mentor Corporation. International revenue increased to $1,706 from $1,444 for the same period last year. The revenue for the nine months ended June 30, 2000 increased 56% to $12,165 from $7,822 for the comparable period.

Gross margins for the three and nine months ended June 30, 2000 increased to 58% from 44% and increased to 47% from 42%, respectively for the comparable periods last year. The improved margins are due to a favorable product mix and higher throughputs at both the US and International operations.

General and Administrative

General and administrative expenses increased 19% and 12% for the three and nine months ended June 30, 2000, respectively, from the comparable periods last year. The increase is due primarily to expenses associated with the move of the German offices to the Company's manufacturing site. For the nine months ended June 30, 2000, as a percentage of revenues, General and Administrative expenses decreased from 20% in 1999 to 14% in 2000 demonstrating the Company's ability to increase revenues while maintaining control of expenses.

Distribution and Marketing

Distribution and marketing expenses increased 17% and 32% for the three and nine months ended June 30, 2000, from the comparable periods last year. For the nine months ended June 30, 2000, as a percentage of revenues, Distribution and Marketing expenses decreased from 19% in 1999 to 16% in 2000, primarily due to the improved performance of the Company's marketing and distribution partners.

Research and Development

Research and development expenses decreased 7% and 32% for the three and nine months ended June 30, 2000, respectively, from the comparable periods last year. The decrease was due to the timing and completion of certain R & D projects. For the nine months ended June 30, 2000, as a percentage of revenues, Research and Development decreased from 4% in 1999 to 2% in 2000.

Depreciation and Amortization

Depreciation and amortization decreased 54% and 52% for the three and nine months ended June 30, 2000, respectively, from the comparable periods last year. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Distribution Fee

The Company entered into comprehensive agreements with Sulzer Spine-Tech, Inc., a subsidiary of Sulzer Medica, for the worldwide distribution of its patented Tutoplast(R) processed bone tissues for spinal applications. Upon execution of this agreement, on March 8, 2000, Sulzer Spine-Tech, Inc. made an initial payment to the Company of $1 million. This transaction was recorded in the second quarter ended March 31, 2000.

Interest Expense

Interest expense increased 18% and declined 11% for the three and nine months ended June 30, 2000, from the comparable periods last year. The overall decrease in interest was due to the repayment of the revolving credit lines.

Net Income

Net income for the three months ended June 30, 2000 totaled $605 million or $0.05 basic earnings per share and $0.04 diluted earnings per share as compared to a net loss of $0.1 million or $0.01 basic loss per share and $0.04 diluted loss per share for the same period a year ago. Net income for the nine months ended June 30, 2000 totaled $2,525 or $0.22 basic earnings per share and $0.19 diluted earnings per share as compared to a net loss of $614 or $0.07 basic loss per share and $0.06 diluted loss per share for the comparable period last year. The improvement in results from the comparable period is directly attributable to a 56% increase in revenues, an increase in gross margins from 42% to 47%, the controlling of expenses and the $1 million distribution fee received in March of this year.

Foreign Currency Exchange

If the average foreign exchange rates for the nine months ended June 30, 1999 were applied to the period ending June 30, 2000, the revenues and net income would have been higher by $644 and $234, respectively.

Liquidity and Capital Resources

At June 30, 2000 and September 30, 1999 the Company had working capital of $9.8 million and $5.2 million, respectively. The Company maintains revolving credit facilities totaling DM 2.9 million (approximately $1.5 million) with four German banks. At June 30, 2000 the Company had no borrowings against these lines. In addition, in July, the Company obtained a credit facility up to $1.0 million with a U.S. bank.

The Company has experienced a positive cash flow during the nine month period ended June 30, 2000, as indicated by the increase in cash and cash equivalents from $0.4 million at September 30, 1999 to $3.9 million at June 30, 2000.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

      An annual Meeting of Stockholders was held on April 27, 2000. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:

(a)   Election of eight members of the Board of Directors.

                                                              Broker
                                     Voted       Votes        Non-Votes
Name                    Voted For    Against     Withheld     and Abstentions
----                    ---------    -------     --------     ---------------

G. Russell Cleveland    10,673,408   0            20,190      0
Charles C. Dragone      10,673,438   0            20,160      0
Robert C. Farone        10,670,688   0            22.910      0
J. Harold Helderman     10,673,508   0            20,090      0
Manfred Kruger          10,673,458   0            20,140      0
Thomas W. Pauken        10,673,288   0            20,310      0
Elroy G. Roelke         10,673,288   0            20,310      0
Carlton E. Turner       10,673,508   0            20,090      0

(b) Ratification of the appointment of Deloitte and Touche L.L.P. as independent auditors of the Company for the fiscal year ending September 30, 2000.

                  Voted For:              10,690,178
                  Voted Against:                 705
                  Voted Abstained:             2,715
                  Broker Non-Votes                 0

(c) To approve the Amendment to the 1996 Incentive and Non-Statutory Stock Option Plan

                  Voted For:              10,583,831
                  Voted Against:              99,578
                  Voted Abstained:            10,189
                  Broker Non-Votes                 0

Item 6. Exhibits and Reports on Form 8-K.

      Exhibits

      No. 27      Financial Data Schedule

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    Tutogen Medical, Inc.


Date: August 4, 2000                /s/ Manfred Kruger
                                    ------------------
                                    President and Chief Executive Officer


Date: August 4, 2000                /s/ George Lombardi
                                    -------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)