Form 10KSB
period 2000-09-30
TUTOGEN MEDICAL INC
filed 2000-12-20
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2000

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

                   925 Allwood Road Clifton, New Jersey 07012
               (Address of Principal Executive Offices, Zip Code)

                                 (973) 365-2799
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended September 30, 2000 were $16,626,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 1,900,000 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $9,737,500 as of November 30, 2000.

As of November 30, 2000, there were 14,182,739 shares outstanding of the issuer's Common Stock, par value $.01 per share.

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

                                     PART I

      Item 1. Description of Business.

      Tutogen Medical, Inc., a Florida corporation, was formed in 1985, and with its consolidated subsidiaries (collectively, the "Company" or "Tutogen"), develops, manufactures and markets bio-implants and medical devices for tissue and bone repair for neuro, orthopedic, reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts"), utilizing its proprietary Tutoplast(R) process of tissue preservation and viral inactivation, for distribution to hospitals and surgeons.

      One of the Company's wholly-owned subsidiaries, Tutogen Medical GmbH, designs, develops, processes, manufactures, markets, and distributes specialty surgical products and services to over 40 countries through a worldwide distribution network. Another subsidiary, Tutogen Medical (United States), Inc., was formed in 1994 to process, market and distribute allografts for the U.S. market.

      The Company's corporate headquarters is in Clifton, New Jersey, with international executive offices and processing and manufacturing facilities in Neunkirchen, Germany, a manufacturing facility in Alachua, Florida and a sales office in Toulouse, France.

      The Company contracts with independent tissue banks and procurement organizations to provide donated human tissue for processing under the Company's proprietary Tutoplast(R) process. The Tutoplast(R) process utilizes solvent dehydration and chemical inactivation which is applied to two types of preserved allografts: soft tissue; consisting of dura mater, fascia lata, fascia temporalis, pericardium, ligaments, tendons and cartilage, and bone tissue; consisting of various configurations of cancellous and cortical bone material. Processed dura mater, pericardium, and fascia lata are collagenous tissue used to repair, replace or line native connective tissue primarily in neurosurgery, ophthalmology, neurology sling procedures, plastic and reconstructive surgeries, while ligaments, tendons and cartilage are used primarily in orthopedic and trauma repairs. Processed cortical and cancellous bone material is used in a wide variety of applications in spinal and dental surgeries. All processed tissues have a shelf life of five years and require minimal time for rehydration. The Company processes both bone and soft tissues in Germany, while in the U.S., only soft tissues are currently processed. The Company anticipates expanding its bone tissue production in the U.S.

      The Tutoplast(R) processed allografts have been used successfully in over 1,000,000 implants performed in the past 25 years.

      In contrast to other processors using freeze-drying, deep freezing or cryopreservation for human tissues, the Tutoplast(R) process utilizes a technique where tissues are soaked and washed in a series of aqueous solutions and solvents, removing water and substances that could cause rejection or allergic reaction. This technique dehydrates the tissue keeping the tissue's structure intact, which acts after implantation as a scaffold. During processing, the tissues are treated with agents shown to inactivate viruses such as hepatitis and HIV, the virus, which causes AIDS, to render the allografts safe for the recipient. Soft tissue is also treated with chemicals shown to be effective against the agent causing Creutzfeldt-Jakob Disease ("CJD"). Once packaged, tissues are terminally sterilized by low dosage radiation.

      Manufacturing and Processing

      All of the Company's allografts are prepared, preserved and processed utilizing Tutogen's proprietary manufacturing process, the Tutoplast(R) procedure, which is applied to carefully screened donor tissue that has been obtained from approved tissue procurement organizations and institutions. Although several operations are automated, most of the process is manual and relies on trained, highly skilled personnel. The entire process, including packaging and sterilization, takes place under controlled conditions. All incoming, untreated tissue is crosschecked with the appropriate donor protocol and stored in special cold-storage rooms or refrigerators until released for processing. To prevent possible cross-contamination and ensure constant tissue identification, all tissue is marked and strictly maintained in individual containers during the entire process. Reference samples are taken from each tissue for test purposes and are retained for 10 years beyond the date of expiration. Documentation allows reverse traceability of tissue implants to the donor and the retrieving institution. All processed implants have a batch number and a donor number printed on each single package. Processed tissue may be safely stored for up to five years.

      Quality Assurance - All tissues are accompanied by specific medical and donor documentation, including blood serum testing results from independent laboratories. Tutogen's implants and processed tissues are subject to a series of biological, physical and chemical tests, from incoming raw materials to sterile, finished goods. Tissues that do not meet regulatory standards are rejected and destroyed. See "Government Regulations".

      Marketing and Distribution

      Tutogen's products and processing services are provided through direct representatives in Germany and France, with the Company billing the hospital or end-user directly. Internationally, with a focus on Europe, the Company distributes and invoices direct to a network of contract distributors. Tutogen's personnel, with distributors and their representatives, conduct product training sessions, make joint customer calls, set objectives and evaluate their representatives' performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services. In the U.S., Sulzer Spine-Tech and Calcitek, Inc. will perform the marketing and distribution of the Company's products to the spine and dental markets.

      Approximately 40% of the Company's revenues come from outside the United States. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad. A major effort is underway to increase penetration in the U.S. market, which accounts for 55% of the world market for biomaterials. The Company's marketing efforts in the U.S. in recent years have focused on creating a market for the pericardium and fascia lata tissues from donor tissues sourced in the U.S. In addition, the strategic decision was made to re-open the U.S. market for tissues obtained from abroad, because the Company's foreign donor qualification standards have progressed to the extent of full compliance with standards of the Food and Drug Administration ("FDA").

      The Company's U.S. marketing efforts are concentrating on rebuilding the distributor organization and re-entering the bone markets. Presently, allografts are provided to hospitals in the U.S. through independent distribution companies. These distributors employ, in the aggregate, over 80 field representatives who call on hospital and office-based medical practitioners, primarily surgeons. Tutogen supports their activities with various types of technical allograft literature, informational programs, reference materials, and training sessions and programs designed to increase distributor call volume. Plans are being made to re-establish a field organization to support the distributor network. In addition, the Company has entered into exclusive distribution agreements with other medical device companies, under the Tutoplast(R) label, for specialized indications. One such distribution agreement with IOP, Inc., which has been in effect since 1995, is for Tutoplast(R) implants for opthalmic use. A second project, for use of Tutoplast(R) fascia lata in urological and gynecological indications, was concluded in January 1998 with Mentor Corporation ("Mentor"). In July 1999, a third project was concluded with Mentor for use of Tutoplast(R) Pericardium in urological and gynecological indications. In Fiscal Year 2000, Mentor has accounted for 36% and 60%, respectively, of the Company's total and U.S. revenues. In March 2000, a fourth project was concluded with Sulzer Spine-Tech, a subsidiary of Sulzer Medica for the world-wide distribution of Tutoplast(R) processed bone tissues for spinal applications. Marketing of these products began in September 2000. Finally, in September 2000, the Company entered into a collaboration with Sulzer Calcitek, Inc. ("Calcitek"), a subsidiary of Sulzer Medica, whereby Calcitek will market and distribute Tutoplast(R) processed bone tissue for dental applications.

      Internationally, the Company has implemented a marketing and sales restructuring plan, to concentrating on in-depth penetration of markets with major needs, i.e. In Europe, specifically with a "focus" on countries such as Germany, France, Italy, Spain and the U.K., etc. The Company believes that the recent collaborations with Sulzer Spine-Tech and Calcitek will substantially increase its penetration of the international markets for processed bone tissue.

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

      Tissue recoveries, particularly internationally, continue to improve. The export program from Europe to the U.S. has been given high priority, and the levels of shipments are increasing steadily. The international tissue recovery base will be expanded to include Tissue Services Coordinators. Domestic and European tissue recoveries are on track to meet plan for fiscal 2001. The Company has an arrangement with Regeneration Technologies, Inc. ("RTI") in the U.S., whereby RTI will supply soft tissue to the Company's domestic operation and the Company's international division will supply cortical bone shafts to RTI. While the Company continues to emphasize expanding its supply base, there can be no assurance that changing laws or donation trends, in the countries from which it presently obtains tissues, will not have a material adverse effect on the Company's operations.

      Back Order

      While Tutogen worldwide has back orders on certain allograft tissue types and tissue sizes, the allograft demand is most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently has back orders, which are expected to be filled within the next three months; however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. At September 30, 2000, the Company's back order was approximately $100,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

      Competition

      Tutogen is a leader in safe bioimplants for tissue repair. Tutogen's competitive advantage is based on its Tutoplast(R) process of tissue preservation and viral inactivation. In the U.S., most allograft processing is lyophilization/freeze-drying, and to a lesser extent, cryopreservation. The Tutoplast(R) process, however, is based upon solvent dehydration, which preserves the tissue's integrity, and the implants are remodeled in the course of normal healing. The Tutoplast(R) process has an outstanding safety record, including viral inactivation and is shown to be effective against the organism responsible for CJD. Since its introduction more than 25 years ago, more than 1,000,000 procedures have been performed using Tutoplast(R) processed tissues, with no known complications from disease transmission or tissue rejection attributable to the implants. Tutoplast(R) processed implants have been described in more than 100 published scientific papers. Tutoplast(R) implants meet FDA requirements for marketing in the U.S. and they are recognized for their outstanding safety.

      The majority of the medical procedures suitable for allografts are currently being performed with autografts. Autografts are tissues derived from the patient requiring the surgical procedure. The advantages of autografts include the absence of the possibility of tissue rejection and disease transmission. The disadvantages are the dual surgical procedures, pain, increased recovery time and very limited supply. Allograft advantages include the elimination of a second surgical site resulting in lower infection rates, the elimination of recovery times and lower costs, while its disadvantages include availability, possible rejection and disease transmission. Availability and safety are the primary factors in the ability of allografts to compete with autografts for use by the surgical community.

      The industry in which the Company operates is highly competitive. The 1996 departure of a major German competitor from the business of soft tissue allografts left Tutogen as the largest processor in the international market. Processors of allograft tissue for transplantation in the U.S. include commercial processors such as Osteotech, Inc., RTI and CryoLife, Inc., companies that are well established in the fields of bones and heart valves respectively, and which have substantially greater financial resources than the Company. Not-for-profit tissue banks that procure and process tissue for distribution are considered competitors for certain applications and in certain markets. Management believes that it's Tutoplast(R) process, with its impressive record for safety in the surgical community, gives the Company a competitive advantage over its competitors. However, due to government regulation, disrupted sources of availability and increasing competition, there can be no assurance that the Company will be able to continue to compete successfully. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with newly developed tissue substitutes, which are being developed by other companies.

      Growth Strategy

      The Company estimates the worldwide market for its present products to be about $3 billion. The Company's existing tissue supply network, established processing facilities and proven Tutoplast(R) technology will provide the foundation for continuation of current growth into fiscal 2001 aided by new sources of tissue, new applications and products and expansion into new markets.

      Tissue Supply and Processing

      The Company has an established network in the United States and Europe for tissue supply that meets or exceeds the high standards set by the U.S. Food and Drug Administration ("FDA"), the German Health Authority ("BfArM") and other European regulatory agencies. This network incorporates a reliable logistic system that provides for a continuous supply of tissue with complete traceability. Individual tissue reference samples are stored for 10 years beyond the date of expiration. These high standards of recovery permit such tissue to be imported into the U.S. The Company is engaged in an aggressive program to expand its network of tissues.

      Tutogen operates two processing facilities, one in Neunkirchen, Germany and a second in Alachua, Florida. The German facility is registered as a pharmaceutical and medical device manufacturer and has ISO 9001 certification. The Alachua facility is registered with the FDA and is an accredited member of The American Association of Tissue Banks ("AATB"). The recent expansion of the Alachua facility and a major expansion and modernization now underway at the Neunkirchen facility should enable the Company to keep pace with growing demands for the next several years.

      Xenografts

      The world-wide demand for allografts, tissue derived from human sources, are anticipated to represent a significant challenge. Faced with this constraint, the Company embarked on a program in 1998 to develop xenografts, tissue derived from animals, as an allograft substitute. Xenografts processed using the Company's proprietary Tutoplast(R) process, have their biomechanical properties and remodeling capacity preserved with complete removal of antigenicity and infection risk. Studies have shown, that Tutoplast(R) processed xenografts are equivalent to allografts. To date, the Company has received CE-Marks, the European equivalent to an FDA medical device approval, for bovine pericardium, bovine cancellous bone and bovine compact (cortical) bone which permits distribution, throughout Europe, of products derived from such tissues. Introduction of xenograft Tutipatch(R) products into the U.S. market is expected to take place during 2001. The first of the FDA 510(k) clearances was received in October 2000, allowing the Company to market a new product, Tutopatch(R), for indications of general and plastic surgery. Tutopatch(R) is the first xenograft tissue that will be offered by the Company in the U.S. The product is produced from bovine pericardium harvested from U.S. cattle free of Bovine Spongiform Encephalopathy ("BSE") and inspected/cleared by the United States Department of Agriculture (USDA).

      The superior biomechanical properties of these bovine tissues combined with the absence of those supply constraints associated with allografts, permits the use of such tissues, and products derived therefrom, in areas that cannot be optimally addressed with human tissue.

      New Applications and Products

      A major component to Tutogen's growth strategy will continue to focus on the introduction of new products and applications for Tutoplast(R) processed tissues. In November, 1999 the Company introduced its Tutofix(R) pins produced from bovine compact bone processed using the Company's proprietary Tutoplast(R) process. The Company estimates the worldwide market for bone fracture fixation implants to be $1.3 billion. Compact bone is extremely strong, able to withstand high compression and shear forces and can be machined with precision. The Company believes that Tutofix(R) pins will be a desirable alternative to metal pins. Pins are typically used for the fixation of bone, forearm fractures and small fractures of the hand and foot. Unlike metal pins which generally subject a patient to a second surgery for pin removal, or synthetic absorbable pins that resorb independently of the fracture healing process, Tutofix(R) pins are osteoconductive and are absorbed and replaced by new bone in the normal course of healing. Tutofix(R) pins have been used successfully in a number of cases for treatment of Collee's fracture, the most common type of forearm fracture.

      The high and predictable stability of bovine bone permits the manufacture of devices that can be substituted for metallic or synthetic implants. Examples are spinal implants for cervical and lumbar interbody fusion and other bone fixation devices like screws and plates.

      Several patents and trademarks have been submitted in 2000 in order to assist and accomplish the goals for expansion and growth.

      Expansion into New Markets

      Tutoplast(R) processed tissues and products have application in numerous surgical indications making it very difficult, if not impossible, to fully serve all market niches. The Company continues to enjoy high degrees of success in two such niches, opthamology and urological/gynocological with its strategic partners IOP and Mentor Corporation respectively and has established similar relationships to address additional markets. One such relationship was established in March 2000 with Sulzer Spine-Tech, a subsidiary of Sulzer Medica, for the world-wide distribution of Tutoplast(R) processed bone tissues for spinal applications. Marketing of these products began in September 2000. Also, in September 2000, the Company entered into a collaboration with Sulzer Calcitek, Inc., a subsidiary of Sulzer Medica, whereby Calcitek will market and distribute Tutoplast(R) processed bone tissue for dental applications.

      Research and Development

      Tutogen continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants contractively collaborate on research activities related to allograft and non-allograft tissue development. The Company follows an Internal Product Development plan and organizes all R&D activities, including the Sulzer collaboration.

      In allograft-related areas, R&D activities focus primarily on the development of surgical solutions, standardized and tailor-made products instead of offering grafting material to the surgeon. Also, continuing progress on the application of the Company's proprietary Tutoplast(R) process to various other tissues has met with success. The Company continues to independently review its processing technology to improve tissue safety and efficacy. Non-allograft activities relate to explorations into the use of xenografts, bone substitutes and tissue-engineered grafts. Clinical studies, evaluation and follow-up (as necessary) are conducted on these activities. The Company's research efforts are subsidized by its collaboration with non-profit research institutions. These activities will be expanded substantially pending the availability of the necessary financial resources.

      Customers

      Mentor Corporation represented a principal customer to the Company, accounting for approximately 36% of the Company's net sales for the year ended September 30, 2000. All other customers individually accounted for less than 10% of the Company's net sales for the fiscal year 2000. The Company has Exclusive Distribution Agreements with Mentor granting a license to exclusively distribute the Tutoplast(R) Processed Fascia Lata and Pericardium in their field of use, which is defined as all urological and gynecological applications and procedures in the United States and certain foreign markets.

      Patents, Licenses and Trademarks

      Wherever possible, Tutogen seeks to protect its proprietary information, products, methods and technology by obtaining patent and trademark protection. Tutogen has 11 patents pending and has registered trademarks covering 14 countries worldwide. In the United States, the Company has three FDA accepted 510(k) applications for its various products or processes. The Company believes that it has established itself through the Tutoplast(R) trademark identity and a record of safety and quality assurance, which will survive the life of the patents.

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

      In Germany, allografts are classified as drugs and the German government regulates Tutogen's tissue processing and distribution within Germany under a pharmaceutical license. The European Commission has proposed to regulate allografts uniformly within the European Community. At present, Tutogen's German facility is licensed and in compliance with German law.

      In the United States, the FDA has determined that dura mater and all xenograft tissues are subject to all provisions of the Food, Drug and Cosmetic Act and are regulated as a medical device. For distribution in the United States, dura mater is required to be processed in accordance with FDA Quality Standards. The FDA Title 21, code of Federal Regulations, Part 1270 Human Tissue Intended for Transplantation, regulates all other human tissues processed currently by the Company. Similarly, tissue banks and procurement organizations, which provide the tissues to the Company for processing, also must comply with the FDA Part 1270 and its own country/state regulatory requirements.

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

      Environmental Regulations

      The Company uses chemicals in its processing of allografts. The Company must comply with country-specific, federal, state and local regulations pertaining to the storage and discharge of hazardous waste involved in the Tutoplast(R) process. Since 1995, the Company has used outside third parties to perform all biohazard us waste disposal.

      The Company contracts with a third party to perform all gamma-terminal sterilization of all its allografts. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with environmental regulations does not apply, and therefore the Company does not anticipate having any material adverse effect upon its capital expenditures, results of operations or financial condition. Although the Company believes it is in compliance with all applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.

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

      Foreign Exchange Rates and Foreign Transactions

      A significant portion of the Company's revenues is derived from its German operations, all of which are denominated in Deutsche Marks. Fluctuations in the U.S. Dollar/Deutsche Mark exchange rate may therefore have a significant effect on the Company's dollar results. Transactions with foreign suppliers and foreign customers could be materially adversely affected by possible import, export, tariff and other restrictions that may be imposed by the United States or other countries.

      Conversion of Debt

      On June 28, 2000, Renaissance Capital Partners II, Ltd. converted its Convertible Debenture (approximately $490,000) into 363,000 shares of the Company's common stock.

      Employees

      As of September 30, 2000, the Company employed a total of 123 full-time and 16 part-time employees, of whom 28 were employed in the United States and the remainder in Germany. Management believes its relations with its employees are good.

      Item 2. Description of Property.

      United States. The Company's domestic facilities are located in New Jersey and Florida. In Clifton, New Jersey, the Company leases approximately 3,100 square feet of office space in which its administrative and sales functions are performed. The lease expires in April 2004 and has a base rent of approximately $4,650 per month. The Company's processing plant in Alachua, Florida has expanded from approximately 6,200 square feet to 8,400 square feet of leased space. The Florida lease expires in 2002 and rents for approximately $14,750 per month. The Company believes it is adequate in space and condition for its current needs and has made provisions for expansion if necessary.

      Germany. In April 2000, the Company consolidated the administrative and sales functions into the Company's processing plant in Neunkirchen, Germany. The Company's facility in Neunkirchen consists of six buildings totaling some 28,000 square feet on approximately two acres of land. This property is owned by the Company and should be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future.

Item 3. Legal Proceedings.

      There were no material legal proceedings as of September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

      There was no submission of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters.

      Market Information

      Effective August 17, 2000, the Company's Common Stock is being traded on the American Stock Exchange under the symbol "TTG". Previous, the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "TTGN". The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter within the last two fiscal years.

         Fiscal 1999                        High                    Low
         -----------                        ----                    ---
         First Quarter                  $   1.94                $  0.94
         Second Quarter                     3.81                   1.13
         Third Quarter                      1.43                   1.00
         Fourth Quarter                     1.50                   0.88

         Fiscal 2000
         -----------
         First Quarter                  $   3.25                $  0.94
         Second Quarter                     8.06                   2.63
         Third Quarter                      5.88                   3.13
         Fourth Quarter                     6.38                   3.69

      Such market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

      Holders

      As of November 30, 2000, the approximate number of holders of record of the Company's Common Stock was 372. The Company estimates that there are approximately 2,100 beneficial holders.

      Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

Revenue and Cost of Revenue

Revenue for the year ended September 30, 2000 increased 41% to $16.6 million from $11.8 million in 1999. The US operation revenues were $9.1 million or 75% higher than 1999. This achievement was a direct result of its strategic alliances with the Mentor Corporation and IOP, Inc. The International operation had revenues of $7.5 million or an increase of 15% from 1999. The increase in revenues was primarily due to $1.4 million of distribution fees earned from strategic partnership agreements signed with Sulzer Spine-Tech, Inc. and Calcitek, Inc., both subsidiaries of Sulzer Medica.

Gross margins for the year ended September 30, 2000 increased to 51% from 49% in 1999. The increase was primarily due to an increase in distribution fees from $0.3 million to $1.4 million this year, partially offset by an unfavorable mix of products sold at both the US and International operations.

General and Administrative

General and Administrative expenses increased 22% in 2000 to $2.7 million from $2.2 million in 1999. The increase is due primarily to expenses associated with the move of the German offices to the Company's manufacturing site and an increase in consulting expenses. As a percentage of revenues, General and Administrative expenses decreased from 19% in 1999 to 16% in 2000.

Distribution and Marketing

Distribution and Marketing expenses increased 16% in 2000 to $2.4 million from $2.1 million in 1999. The increase was primarily associated with the expansion of the sales and marketing effort in the International markets. As a percentage of revenues, Distribution and Marketing expenses decreased from 18% in 1999 to 15% in 2000.

Research and Development

Research and Development expenses decreased 33% in 2000 to $0.3 million from $0.4 million in 1999. The decrease was due to the timing and completion of certain R & D projects. As a percentage of revenues, Research and Development expenses decreased from 3.6% in 1999 to 1.7% in 2000.

Depreciation and Amortization

Depreciation and Amortization decreased 53% in 2000 to $0.2 million from $0.5 million in 1999. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Other Income/Expense

Other income for 2000 increased 57% to $0.2 million and is the result of favorable foreign exchange transactions and interest income.

Interest Expense

Interest expenses in 2000 were essentially in line with 1999.

Net Income

As a result of the above, net income for the year ended September 30, 2000 totaled $2,801,000 or $0.24 basic earnings per share and $0.20 diluted earnings per share as compared to a net income of $414,000 or $0.04 basic and $0.04 diluted earnings per share for 1999.

Liquidity and Capital Resources

At September 30, 2000 and 1999 the Company had working capital of $9.5 million and $5.2 million, respectively, an increase of 83%. The Company maintains current working capital credit lines totaling DM 2.9 million (approximately $1.3 million) with several German banks and a $1.0 million credit line with a U.S. bank. At September 30, 2000 the Company had borrowed $0.3 million against these lines.

The improvement in the working capital position from 1999 to 2000 was due to the 41% increase in revenues, the distribution fee income from partnership arrangements, infusion of additional capital into the Company by investors and the exercise of options and warrants. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed.

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

                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS


------------------------------------------------------------------------------------------------------------
         Name                 Age           Positions/Offices               Period Served in Office/Position
------------------------------------------------------------------------------------------------------------
G. Russell Cleveland          61      Director                              1997 - present
------------------------------------------------------------------------------------------------------------
Charles C. Dragone            63      Interim Chief Executive Officer       July 1999 - November 1999
                                      Chairman of the Board                 1996 - April 2000
                                      Director                              1992 - present
                                      Chief Executive Officer               April 1995 - March 1996
                                      Chief Financial Officer               October 1992 - September 1994
------------------------------------------------------------------------------------------------------------
Robert C. Farone              58      Director                              May 1999 - present
------------------------------------------------------------------------------------------------------------
J. Harold Helderman, MD       55      Director                              1997 - present
------------------------------------------------------------------------------------------------------------
Manfred K. Kruger             54      Chief Executive Officer               December 1999 - present
                                      President                             July 1999 - present
                                      Chief Operating Officer               January 1999 - present
                                      Vice President, Managing              1998 - present
                                      Director, International
                                      Operations
------------------------------------------------------------------------------------------------------------
George Lombardi               57      Chief Financial Officer,              1998 - present
                                      Treasurer and Secretary
------------------------------------------------------------------------------------------------------------
Thomas W. Pauken              56      Chairman of the Board                 April 2000 - present
                                      Director                              January 1999 - present
------------------------------------------------------------------------------------------------------------
Elroy G. Roelke               70      Director                              1995 - present
                                      Acting Secretary                      January 1998 - March 1998
------------------------------------------------------------------------------------------------------------
Carlton E. Turner             60      Director                              2000 - present
------------------------------------------------------------------------------------------------------------

The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five years.

      Officers and Directors

      G. Russell Cleveland is the principal founder and the majority shareholder of Renaissance Capital Group, Inc. ("Renaissance"). Renaissance specializes in providing capital to growing emerging publicly owned companies. He is a Chartered Financial Analyst with over 40 years experience in financial planning and analysis. He has served as President of the Dallas Association of Investment Analysts. For over 10 years he was a contributing editor of Texas Business Magazine. Mr. Cleveland currently serves as the Managing General Partner of Renaissance Capital Partners, Ltd., President and

Director of Renaissance Capital Growth & Income Fund III, Inc. (NASDAQ), and Director of Renaissance U.S. Growth & Income Trust PLC, which is traded on the London exchange. Mr. Cleveland also currently serves as director of Danzer Corp. (formerly Global Environmental Corp.), and Bentley Pharmaceuticals, Inc.

      Charles C. Dragone has served at various times during the past seven years as the Company's Chairman of the Board, Chief Executive Officer and as its Chief Financial Officer. Mr. Dragone is a consultant specializing in corporate finance. He was formerly a director of KiMed Corporation, a medical products and services company (1992 to 1997). He also was a Partner of Financial Associates, a Sarasota, Florida, consulting firm specializing in corporate finance (1986 to 1992), a private consultant in corporate finance matters (1982 to 1986) and a Vice President, Chief Financial Officer and director of K-Tron International, Inc. (NASDAQ:KTII), a manufacturer of process control equipment used by the chemical, pharmaceutical, plastics and food industries (1965 - 1981).

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

      Manfred K. Kruger joined the Company in June 1997, serving as Chief Operating Officer and Managing Director for International Operations. On July 1, 1999 he became the Company's President and on December 1, 1999, he became Chief Executive Officer. Prior to joining the Company, Mr. Kruger was Executive Vice President of Fresenius Critical Care International, a division of Fresenius Medical Care, AG. Prior to Fresenius, Mr. Kruger held management positions with Squibb Medical Systems and American Hospital Supply.

      Thomas W. Pauken is the current Chairman of the Board. Mr. Pauken is an attorney and mediator. He currently serves as the Trustee for Capital Partners II, Ltd. Liquidating Trust. He also serves as Chairman of the Board of TOR Minerals, International, Inc. For six years, Mr. Pauken served as Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. From 1981 to 1985, Mr. Pauken served as Director of ACTION, an independent federal agency. He also served on the White House legal Counsel's staff during the Reagan Administration. Mr. Pauken's military service included a tour of duty in Vietnam as a Military Intelligence Officer. Mr. Pauken received a B.A. from Georgetown University and J.D. degree from Southern Methodist University Law School.

      Elroy G. Roelke is a practicing attorney and for more than 40 years, has specialized in corporate finance and business law. In addition, he is Chairman and Founder of American Homesites, LLC, a developer of manufactured housing communities. In March 1989, Mr. Roelke joined Renaissance Capital Group, Inc. and served as Vice President, General Counsel and director until he retired in December

1996. Mr. Roelke serves as a director of several privately held companies that retain his service for corporate legal services and as a director of EarthCare Company (NASDAQ: ECCO). Mr. Roelke received B.A. and J.D. degrees from Valparaiso University.

      Carlton E. Turner, Ph.D., D.Sc. has been the President and Chief Executive Officer of Carrington Laboratories, Inc. ("Carrington") (NASDAQ: CARN) since April 1995. Carrington is a research-based pharmaceutical and medical device company in the field of wound care products. Dr. Turner has also served as the Chief Operating Officer from November 1994 to April 1995 and as the Executive Vice President of Scientific Affairs from January 1994 to November 1994 at Carrington. Before that, he was the President, Chief Operating Officer and Founder of Princeton Diagnostic Laboratories of America from 1987 to 1993. From 1981 to 1987 he was an Assistant to President Ronald Reagan with Cabinet Rank and Director of the White House Drug Policy Office. Previously, he was a Research Professor and Director of the Research Institute of Pharmacological Science, University of Mississippi.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company believes that the reporting requirements, under Section 16(a) of the Exchange Act, for all its executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company were satisfied.

Item 10. Executive Compensation.

      Compensation of Directors

      The Company's outside Directors each receive a $6,000 annual retainer, $1,500 per in-person attendance at Board and Committee meetings, $500 per telephonic meetings, plus reimbursement of out-of-pocket expenses. The Chairman of the Board receives $1,000 per month for his services as Chairman.

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

      The Board of Directors or the Compensation and Stock Option Committee is responsible for the administration of the 1996 Plan and determines the employees to which options will be granted, the period during which each option will be exercisable, the exercise price, the number of shares of the

Common Stock covered by each option, and whether an option will be a non-qualified or an incentive stock option. The exercise price, however, for the purchase of shares subject to such an option, cannot be less than 100% of the fair market value of the Common Stock on the date the option is granted. The Stock Option Committee has no authority to administer or interpret the provisions of the 1996 Plan relating to the grant of options to outside Directors. The current members of the Compensation and Stock Option committee are Robert C. Farone, J. Harold Helderman and Carlton E. Turner.

      No option granted pursuant to the 1996 Plan is transferable otherwise than by will or the laws of descent and distribution. The term of each option granted to an employee under the 1996 Plan is determined by the Board of Directors or the Compensation and Stock Option Committee, but in no event may such term exceed 10 years from the date of grant. Each option granted to an outside Director under the 1996 Plan shall be exercisable in whole or in part during the four year period commencing on the date of the grant of such option. Any option granted to an outside Director should remain effective during its entire term, regardless of whether such Director continues to serve as a Director. The purchase price per share of Common Stock under each option granted to a Director will be the fair market value of such share on the date of grant.

      The vesting period for options granted under the 1996 Plan are set forth in an option agreement entered into with the optionee. Options granted to an optionee terminate three years after retirement. In the event of death or disability, all vested options expire one year from the date of death or termination of employment due to disability. Upon the occurrence of a "change in control" of the Company, the maturity of all options then outstanding under the 1996 Plan will be accelerated automatically, so that all such options will become exercisable in full with respect to all shares that have not been previously exercised or become exercisable. A "change in control" includes certain mergers, consolidation, and reorganization, sales of assets, or dissolution of the Company.

      The 1996 Plan presently reserves 2,500,000 shares of the Company's Common Stock for issuance thereunder. As of September 30, 2000, options have been issued for 2,363,372 shares and 136,628 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

      1996 Management Compensation Plan

      On November 1, 1999, the Company's Board of Directors terminated the 1996 Management Compensation Plan.

      Employment Agreements

      The Company has an employment agreement with Manfred Kruger, its President, Chief Executive Officer, Chief Operating Officer and Managing Director, International Operations. Pursuant to that agreement, the term of Mr. Kruger's employment with the Company commenced on June 16,1997. The agreement is for an indefinite period and shall terminate upon written notice by the Company, notice of his election to terminate, or the Company terminates his employment for cause. Minimum notice of termination by the Company, except for cause, is one year from the end of a calendar quarter. Mr. Kruger's annual base salary is currently $230,000. In addition, the employment agreement provides for an annual bonus in an amount equal to 30% of his annual base salary, subject to the satisfaction of reasonable performance goals.

      The Company has an employment agreement with George Lombardi, its Chief Financial Officer, Treasurer and Secretary. Pursuant to that agreement, the term of Mr. Lombardi's employment with the company commenced on March 30, 1998 and shall terminate on March 30, 2000, subject to automatic extensions for additional one-year periods, unless the Company or Mr. Lombardi delivers a written notice of his or its election to terminate, or the Company terminates his employment for cause. Mr. Lombardi's annual base salary is currently $150,000. In addition, the employment agreement provides for an annual bonus in an amount equal to 25% of his annual base salary, subject to the satisfaction of reasonable performance goals.

      The following table sets forth the compensation awarded to, or paid to all persons who have served as Chief Executive Officer and other officers or individuals whose compensation exceeded $100,000 for this period.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------

                                         Annual Compensation                      Long Term Compensation

---------------------------------------------------------------------------------------------------------------------------
                                                                                 Awards           Payouts
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Securities
                                                                                      Underlying
                                                           Other         Restricted    Options/
Name And Principal        Fiscal                           Annual          Stock        SARs        LTIP        All Other
     Position              Year     Salary     Bonus    Compensation      Award(s)       (#)       Payouts    Compensation
                                     ($)        ($)         ($)             ($)          (1)         ($)           ($)

---------------------------------------------------------------------------------------------------------------------------
Charles C. Dragone          2000    12,000          0        0               0               0        0               0
Interim Chief               1999    18,000          0        0               0               0        0               0
Executive Officer

Manfred K. Kruger           2000   174,200     70,000        0               0         210,000        0          22,000
President, Chief            1999   150,000     23,400        0               0          42,500        0          10,900
Executive Officer &         1998   134,691     21,894        0               0          25,000        0          24,900
Chief Operating
Officer

George Lombardi             2000   143,500     38,000        0               0          50,000        0               0
Chief Financial             1999   132,500     16,600        0               0          33,000        0               0
Officer, Treasurer          1998    63,462      6,400        0               0         100,000        0               0
and Secretary
---------------------------------------------------------------------------------------------------------------------------

(1) Mr. Dragone was appointed as Interim Chief Executive Officer and he served in this capacity from July 1, 1999 to November 30, 1999. On December 1, 1999, Mr. Kruger was appointed Chief Executive Officer.

                      OPTION/SAR GRANTS IN FISCAL YEAR 2000
                               (Individual Grants)

-------------------------------------------------------------------------------------------------------------

                                 Number of Securities
                                      Underlying        Percent of Total
                                     Options/SARs         Options/SARs       Exercise or
                                       Granted            Granted To         Base Price         Expiration
             Name                         (#)              Employees           ($/Sh)               Date

-------------------------------------------------------------------------------------------------------------
Charles C. Dragone                       10,000               1.5%             $5.00          April 27, 2005
-------------------------------------------------------------------------------------------------------------
Manfred K. Kruger                       160,000              23.3%             $0.94          October 1, 2009
                                         50,000               7.3%             $5.00          April 27, 2010
-------------------------------------------------------------------------------------------------------------
George Lombardi                          50,000               7.3%             $0.94          October 1, 2009
-------------------------------------------------------------------------------------------------------------

            The following table sets forth the value of the unexercised options at September 30, 2000. No options were exercised during this fiscal year. The market price of the Company's common stock at September 30, 2000 was $5.875.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          And FY-End Option/SAR Values

--------------------------------------------------------------------------------------------------------
                                         Number of Unexercised              Value of Unexercised
                                               Options at                 In-the-Money Options at
        Name                              September 30, 2000                 September 30, 2000
--------------------------------------------------------------------------------------------------------
                                   Exercisable       Unexercisable      Exercisable       Unexercisable
--------------------------------------------------------------------------------------------------------
Charles C. Dragone                    158,289                 -0-        $  655,400         $     -0-
--------------------------------------------------------------------------------------------------------
Manfred K. Kruger                     246,250            231,250         $1,031,825         $940,075
--------------------------------------------------------------------------------------------------------
George Lombardi                       105,500             77,500         $  414,041         $341,644
--------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 2000, by
(i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of November 30, 2000, there were approximately 14,182,739 shares of Common Stock issued and outstanding.

----------------------------------------------------------------------------------------------------------------

      Name and Address                                                      Amount and Nature        Percentage
     of Beneficial Owner                                               of Beneficial Owner (1)(2)   of Class (3)
----------------------------------------------------------------------------------------------------------------
Capital Partners II, Ltd. Liquidating Trust (4) (9) (12) ................         7,905,908             53.12%
    5646 Milton Street
    Suite 900
    Dallas, TX 75206

NatWest Ventures (Investments) Ltd. (5) .................................         1,918,409             13.51%
    Fenchurch Exchange
    8 Fenchurch Place
    London, England
    EC3M4TE

Sulzer Medica USA Holding Co. ...........................................         1,344,670              8.66%
3 East Greenway Plaza, Suite 1600
Houston, Texas 77046

Karl H. Meister (6) .....................................................           877,796              5.93%

G. Russell Cleveland (7) ................................................            67,300                  *

Charles Dragone (8) .....................................................           193,187              1.35%

Robert C. Farone (9) ....................................................           105,814                  *

Dr. J. Harold Helderman (10) ............................................            84,488                  *

Manfred K. Kruger (11) ..................................................           345,000              2.37%

George Lombardi (11) ....................................................           125,500                  *

Thomas W. Pauken (12) ...................................................         8,160,690             54.37%

Elroy G. Roelke (13) ....................................................           267,901              1.88%

Carlton E. Turner (11) ..................................................            20,000                  *

All directors and officers as a group (9 persons) .......................         9,369,880             39.78%

----------
*     Less than 1%

(1) In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the common stock beneficially owned by them.
(3) In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 2000 held by such individual or group.
(4) Includes 703,500 shares of common stock, which Capital Partners II, Ltd. Liquidating Trust has the right to acquire within sixty (60) days (See
      Note 9 and 12).
(5) Includes 21,615 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days.
(6) Includes 609,000 shares of common stock issuable upon exercise of warrants exercisable within sixty (60) days.
(7) Includes 58,650 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days. Mr. Cleveland is the President and majority shareholder of Renaissance Capital Group, Inc. His business address is 8080 N. Central Expressway, Suite 210-LB 59, Dallas, TX 75206. See notes 4 and 12.
(8) Includes 172,809 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days and 20,378 shares for which Mr. Dragone shares voting and investment power with his spouse.
(9) Includes 50,000 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days. Mr.Farone is a Supervisory Trustee of Capital Partners II, Ltd. Liquidating Trust (see Notes 4 and 12).
(10) Includes 78,494 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
(11) All of the shares of common stock beneficially owned by Messrs. Kruger, Lombardi and Turner, are derivative securities issuable upon exercise of options exercisable within sixty (60) days.
(12) Includes all of the shares of common stock beneficially owned by Capital Partners II, Ltd Liquidating Trust (see Notes 4, 7 and 9). Mr. Pauken is the Trustee of Capital Partners II, Ltd. Liquidating Trust. Mr. Pauken separately has beneficial ownership in 254,782 shares of common stock. It also includes 127,000 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
(13) Includes 83,591 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

Item 12. Certain Relationships and Related Transactions.

      On January 28, 1999, Renaissance converted a Convertible Debenture and accrued interest and expenses (approximately $2,162,000) into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert, the Company issued to the investor 149,334 common shares as prepayment for one year's interest on the Debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.25 per share if such warrants are exercised by June 30, 2000, after which date such warrants shall revert to their initial terms. A loss of $187,000 on the conversion of the debenture has been recognized in net income in 1999.

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

      On October 26 and November 12, 1999, Mr. Pauken, Director of the Company purchased 40,000 and 35,000 Units, respectively, at $1.00 per Unit, each Unit consisting of one common share of the Company and one Common Stock Purchase Warrant, expiring December 31, 2000, at an exercise price of $1.50 per share. In addition, during the year, Mr. Pauken exercised various options and warrants totaling 35,091 common shares of the Company at exercise prices ranging from $1.18 to $1.50 per share.

      On June 28, 2000, Renaissance converted its Convertible Debenture (approximately $490,000) into 363,000 shares of the Company's common stock.

      On June 28, 2000, Renaissance exercised Warrants to purchase 1,103,957 of the Company's Common Stock at an exercise price of $1.25 per share.

      On September 18, 2000, Mr. Roelke, Director of the Company, through a cashless exercise, exercised 100,000 warrants of the common shares of the Company at an exercise price of $1.50 per share.

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

Date December 13, 2000

                                        TUTOGEN MEDICAL, INC.


                                        /s/ Manfred K. Kruger
                                        ----------------------------------------
                                        Manfred K. Kruger
                                        President, Chief Executive Officer and
                                        Chief Operating Officer


                                        /s/ George Lombardi
                                        ----------------------------------------
                                        George Lombardi
                                        Chief Financial Officer, Treasurer and
                                        Secretary

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Signature                             Title                           Date
---------                             -----                           ----


/s/ G. Russell Cleveland             Director                  December 13, 2000
------------------------------
G. Russell Cleveland


/s/ Charles C. Dragone               Director                  December 13, 2000
------------------------------
Charles C. Dragone


/s/ Robert C. Farone                 Director                  December 13, 2000
------------------------------
Robert C. Farone


/s/ J. Harold Helderman              Director                  December 13, 2000
------------------------------
Dr. J. Harold Helderman


/s/ Manfred K. Kruger                Director                  December 13, 2000
------------------------------
Manfred K. Kruger

/s/ Thomas W. Pauken                 Director                  December 13, 2000
------------------------------
Thomas W. Pauken


/s/ Elroy G. Roelke                  Director                  December 13, 2000
------------------------------
Elroy G. Roelke


/s/ Carlton E. Turner                Director                  December 13, 2000
------------------------------
Carlton E. Turner

Tutogen Medical, Inc. and Subsidiaries

Independent Auditors' Report

Consolidated Financial Statements
Years Ended September 30, 2000 and 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
Clifton, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and Subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

November 28, 2000

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND 1999
(In Thousands)
--------------------------------------------------------------------------------

                                                                2000       1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $ 3,835    $   376
  Accounts receivable, net of allowance for doubtful
  accounts of $163 in 2000 and $82 in 1999                      1,559      2,020
  Inventories - net                                             5,652      5,354
  Deferred tax asset                                              135        147
  Other current assets                                            585        385
                                                              -------    -------

           Total current assets                                11,766      8,282

PROPERTY, PLANT AND EQUIPMENT - Net                             3,072      2,655

INTANGIBLE ASSETS - Net                                             2        182
                                                              -------    -------

TOTAL ASSETS                                                  $14,840    $11,119
                                                              =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $ 1,966    $ 1,816
  Revolving credit arrangements                                   333      1,149
  Current portion of long-term debt                                58        136
                                                              -------    -------

           Total current liabilities                            2,357      3,101

LONG-TERM DEBT                                                    745      1,404

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY                                           11,738      6,614
                                                              -------    -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $14,840    $11,119
                                                              =======    =======

See notes to consolidated financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
(In Thousands, Except for Share Data)
--------------------------------------------------------------------------------

                                                        2000            1999

REVENUE:
  Surgical products and related services            $     15,226    $    11,464
  Distribution fees                                        1,400            300
                                                    ------------    -----------

           Total revenue                                  16,626         11,764

COST OF REVENUE                                            8,154          6,008
                                                    ------------    -----------

           Gross margin                                    8,472          5,756
                                                    ------------    -----------

OPERATING EXPENSES:
  General and administrative                               2,689          2,210
  Distribution and marketing                               2,443          2,114
  Research and development                                   281            418
  Depreciation and amortization                              222            473
                                                    ------------    -----------

           Total operating expenses                        5,635          5,215
                                                    ------------    -----------

OPERATING INCOME                                           2,837            541

OTHER INCOME                                                 243            154

LOSS ON CONVERSION OF DEBT                                    --           (187)

INTEREST EXPENSE                                            (259)          (241)
                                                    ------------    -----------

INCOME BEFORE INCOME TAXES                                 2,821            267

INCOME TAX (EXPENSE) BENEFIT                                 (20)           147
                                                    ------------    -----------

NET INCOME                                                 2,801            414

OTHER COMPREHENSIVE LOSS:
  Foreign currency translation adjustments                  (810)          (338)
                                                    ------------    -----------

COMPREHENSIVE INCOME                                $      1,991    $        76
                                                    ============    ===========

AVERAGE SHARES OUTSTANDING FOR BASIC EARNINGS
  PER SHARE                                           11,900,375      9,418,384
                                                    ============    ===========

BASIC EARNINGS PER SHARE                            $       0.24    $      0.04
                                                    ============    ===========

AVERAGE SHARES OUTSTANDING FOR DILUTED
  EARNINGS PER SHARE                                  14,012,492      9,508,607
                                                    ============    ===========

DILUTED EARNINGS PER SHARE                          $       0.20    $      0.04
                                                    ============    ===========

See notes to consolidated financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
(In Thousands)
--------------------------------------------------------------------------------

                                                                              2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 2,801    $   414
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                               426        725
    Loss on conversion of debt                                                   --        187
    Changes in assets and liabilities:
      Accounts receivable                                                       256       (427)
      Inventories                                                              (767)    (1,148)
      Deferred tax asset                                                         12       (147)
      Other current assets                                                     (262)      (228)
      Accounts payable and accrued expenses                                     366       (242)
                                                                            -------    -------

           Net cash provided by (used in) operating activities                2,832       (866)
                                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property, plant and equipment                                  (1,197)      (258)
                                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    2,643        575
  Proceeds from (repayment of) revolving credit arrangements - net             (670)       254
  Repayment of long-term debt                                                   (55)      (173)
  Capital lease payments                                                         (4)       (20)
                                                                            -------    -------

           Net cash provided by financing activities                          1,914        636
                                                                            -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (90)       507
                                                                            -------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     3,459         19

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    376        357
                                                                            -------    -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $ 3,835    $   376
                                                                            =======    =======

SUPPLEMENTAL CASH FLOW DISCLOSURES -
  Interest paid                                                             $   259    $   430
                                                                            =======    =======

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Issuance of common stock in exchange for convertible long-term debt and
    accrued interest                                                        $   490    $ 2,349
  Issuance of common stock for interest                                          --        189
  Issuance of common stock for services                                           9        171
                                                                            -------    -------

                                                                            $   499    $ 2,709
                                                                            =======    =======

See notes to consolidated financial statements

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
(In Thousands, Except for Share Data)
--------------------------------------------------------------------------------

                                                                               Accumulated                             Common
                                             Common     Additional                Other                                Shares
                                              Stock       Paid-in   Treasury  Comprehensive  Accumulated             Issued and
                                            ($.01 par)    Capital    stock         Loss        Deficit      Total    Outstanding
BALANCE, OCTOBER 1, 1998                       $ 54       $27,235   $    --     $   (40)      $(23,878)   $  3,371    5,363,960

  Conversion of convertible debentures           47         2,302        --          --             --       2,349    4,749,841
  Stock issued for private placement              5           453        --          --             --         458      457,500
  Stock issued for interest on debentures         2           187        --          --             --         189      144,550
  Stock issued for services                       1           170        --          --             --         171      145,385
  Net income                                     --            --        --          --            414         414           --
  Foreign currency translation adjustment        --            --        --        (338)            --        (338)          --
                                               ----       -------   -------     -------       --------    --------   ----------

BALANCE, SEPTEMBER 30, 1999                     109        30,347        --        (378)       (23,464)      6,614   10,861,236

  Conversion of convertible debentures            4           486        --          --             --         490      363,000
  Stock issued for private placement              4           352        --          --             --         356      355,000
  Stock issued on exercise of options            17         2,261        --          --             --       2,278    1,745,228
  Stock issued for services                      --             9        --          --             --           9        7,589
  Net income                                     --            --        --          --          2,801       2,801           --
  Treasury stock                                  7         1,675    (1,682)         --             --          --      733,035
  Foreign currency translation adjustment        --            --        --        (810)            --        (810)          --
                                               ----       -------   -------     -------       --------    --------   ----------

BALANCE, SEPTEMBER 30, 2000                    $141       $35,130   $(1,682)    $(1,188)      $(20,663)   $ 11,738   14,065,088
                                               ====       =======   =======     =======       ========    ========   ==========

See notes to consolidated financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999
(In Thousands, Except for Share Data)
--------------------------------------------------------------------------------

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

      Foreign Currency Translation - The functional currency of the Company's German subsidiary is the Deutsche Mark ("DM"). Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, non-cash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries which are made in currencies different from their own are included in income as they occur. The Company recognized currency gains of $95 in 2000 and $10 in 1999. The exchange rates at September 30, 2000 and 1999 were DM 2.22/U.S. Dollar and DM 1.83/U.S. Dollar, respectively.

      Fair Value of Financial Instruments - The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of amounts has been determined by using available market information and appropriate valuation methodologies.

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

      Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the following estimated useful lives of the assets:

        Building and improvements                                       40 years
        Machinery, equipment, furniture and fixtures                  3-10 years

      Intangible Assets - Intangible assets consist of patents and trademarks, which are stated at acquired cost less accumulated amortization. Patents are amortized on a straight-line basis over a weighted average of the remaining patent protection periods of all existing worldwide patents and do not exceed thirteen years. Trademarks are amortized straight-line over the expected benefit period of five years. The Company reviews the carrying values of intangible assets to assess recoverability and other than temporary impairments.

      Revenue and Cost of Revenue - Revenue includes amounts from surgical products and related services and distribution fees from strategic partnerships, net of cash discounts and shipping. Cost of revenue includes depreciation of $204 and $252 for the years ended September 30, 2000 and 1999, respectively. Revenue from surgical products and related services is recognized upon the shipment of the processed tissues. Revenue from distribution fees is recognized as earned.

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

      Income Taxes - Deferred taxes are provided for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

      Stock-Based Compensation - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Corporations are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net income.

      New Accounting Pronouncements - During 2000, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 139, Rescission of FASB Statement No. 53
      and Amendments to FASB Statements No. 63 and 121. The Company does not expect adoption of these new accounting pronouncements to have a material effect, if any, on its financial condition or results of operations.

      Employee Savings Plan - The Company maintains the Tutogen Medical, Inc. 401(k) Plan (the "Plan") for which all of the United States Employees are eligible. The Plan requires the attainment of the age of 21 and a minimum of six months of employment to become a participant. Participants may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis, subject to the maximum dollar limit set by the Internal Revenue Service. The expenses incurred for this plan were $24 in 2000 and $21 in 1999.

      Reclassification - Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

3.    CONCENTRATION OF CREDIT RISK

      The exposure to risk related to foreign currency exchange rate changes is limited primarily to intercompany transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

      The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. One customer accounted for 36% and 18% of consolidated revenue in 2000 and 1999, respectively. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 2000.

4.    INVENTORIES

      Major classes of inventory at September 30, 2000 and 1999 were as follows:

                                                            2000           1999

Raw materials                                              $  820         $1,519
Work in process                                             2,564          2,983
Finished goods                                              3,018          1,375
                                                           ------         ------

                                                            6,402          5,877

Less reserves for obsolescence                                750            523
                                                           ------         ------

                                                           $5,652         $5,354
                                                           ======         ======

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30, 2000 and 1999 consisted of the following:

                                                         2000             1999

Land                                                   $   363          $   440
Buildings and improvements                               2,402            2,222
Machinery and equipment                                    548              674
Office furniture and equipment                           1,152            1,072
                                                       -------          -------

                                                         4,465            4,408

Less accumulated depreciation                           (1,393)          (1,753)
                                                       -------          -------

                                                       $ 3,072          $ 2,655
                                                       =======          =======

      The Company's property held under capital leases of approximately $-0- and $58 is included in machinery and office equipment at September 30, 2000 and 1999, respectively. The depreciation expense for the years ended September 30, 2000 and 1999 was approximately $264 and $354, respectively.

6.    INTANGIBLE ASSETS

      Intangible assets at September 30, 2000 and 1999 consisted of the following:

                                                         2000             1999

Patents                                                $ 4,951          $ 6,003
Trademarks                                                 966            1,171
                                                       -------          -------

                                                         5,917            7,174

Less accumulated amortization                           (5,915)          (6,992)
                                                       -------          -------

                                                       $     2          $   182
                                                       =======          =======

      At September 30, 2000 and 1999, the Company has assessed the carrying values of all intangible assets in accordance with SFAS No. 121, Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of. The amortization expense for the years ended September 30, 2000 and 1999 was approximately $162 and $371, respectively.

7.    REVOLVING CREDIT ARRANGEMENTS

      Under the terms of revolving credit facilities with four German banks, all of which expire within the next 12 months, the Company may borrow up to DM
      2.9 million or approximately $1,300 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 7.75% to 8.5%. The borrowings under the revolving credit agreements are unsecured.

      The Company entered into a revolving credit facility in the U.S. for up to $1.0 million, expiring on December 31, 2001. The U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility.

8.    LONG-TERM DEBT

      Long-term debt at September 30, 2000 and 1999 consisted of the following:

                                                                   2000        1999
Senior debt, 5.75% interest until March 30, 2008 when terms are
  renegotiable, due 2008                                          $   803    $ 1,040

Convertible debenture, 9% interest due 2002                            --        500
                                                                  -------    -------

                                                                      803      1,540

Less current portion                                                  (58)      (136)
                                                                  -------    -------

                                                                  $   745    $ 1,404
                                                                  =======    =======

      Aggregate maturities of long-term debt are $58 in 2001; $61 in 2002; $65 in 2003; $69 in 2004; $73 in 2005.

      On January 28, 1999, one of the Company's institutional investors converted its convertible debenture and accrued interest and expenses, totaling $2,162, into 4,600,507 shares of the Company's common stock. In consideration of the agreement to convert, the Company issued to the investor 149,334 common shares as prepayment for one year's interest on the debenture and agreed to amend its outstanding Stock Purchase Warrants, totaling 1,353,957, by reducing the exercise price from $2.50 per share to $1.25 per share if such warrants are exercised prior to June 30, 2000, after which date such warrants shall revert to their initial terms. A loss on the conversion of $187 has been recognized in 1999.

      The Senior debt and one of the revolving credit facilities are with a German bank and are secured by a mortgage on the Company's German facility. The Senior debt is repayable in monthly installments through 2008, and the credit facility is repayable as working capital dictates. The debt has been incurred by the Company's German subsidiary but is guaranteed by the parent company.

9.    SHAREHOLDERS' EQUITY

      Common Stock - The authorized common stock of the Company consists of 30,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

      Stock Options - The Company maintains a 1996 Stock Option Plan (2,500,000 shares authorized) under which incentive and non-qualified options have been granted to employees, directors and certain key affiliates. Under the "Plan," options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant.

      Changes in outstanding options for the Plan were as follows:

                                                                        Weighted
                                                       Number of        Average
                                                        Common           Price
                                                        Shares         Per Share

Outstanding October 1, 1998                              994,500         $2.08

  Granted                                                912,922         $1.35
  Canceled                                              (202,250)        $1.22
                                                      ----------

Outstanding September 30, 1999                         1,705,172         $1.79

  Granted                                                855,200         $2.46
  Canceled                                              (197,000)        $1.74
  Exercised                                              (78,830)        $1.28
                                                      ----------         -----

Outstanding September 30, 2000                         2,284,542         $1.91
                                                      ==========         =====

      Of the outstanding options, a total of 1,329,592 are exercisable as of September 30, 2000, at a weighted average exercise price of $1.91

      Under SFAS No. 123, Accounting for Stock-based Compensation, the pro forma amounts if stock options and warrants were reported under the fair value method are as follows:

                                                           2000           1999

Pro forma net income                                      $2,562         $ 235
Pro forma basic earnings per share                          0.22          0.02
Pro forma diluted earnings per share                        0.18          0.02

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 10%, a risk-free interest rate of 4.69% and an expected life of three years. A dividend yield of zero has been assumed.

10.   SEGMENT DATA

      The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations include in two geographically determined segments: the United States and Europe ("International"). The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring and foreign exchange gains or losses. The Company accounts for intersegment sales and transfers at contractually agreed-upon prices.

      The Company's reportable segments are strategic business units that offer products and services to different geographic markets. They are managed separately because of the differences in these markets as well as their physical location.

      A summary of the operations and assets by segment as of and for the years ended September 30, 2000 and 1999 are as follows:

2000                                           International  United States  Consolidated
Gross revenue                                     $ 11,304       $  9,076      $ 20,380
Less - intercompany                                 (3,754)            --        (3,754)
                                                  --------       --------      --------

Total revenue - third party                       $  7,550       $  9,076      $ 16,626
                                                  ========       ========      ========

Depreciation and amortization                     $    365       $     61      $    426

Interest expense                                  $    221       $     38      $    259

Net income                                        $  1,997       $    804      $  2,801

Capital expenditures                              $  1,097       $    100      $  1,197

Total assets                                      $  7,441       $ 25,914      $ 33,355
Less intercompany advances                              --        (18,515)      (18,515)
                                                  --------       --------      --------

                                                  $  7,441       $  7,399      $ 14,840
                                                  ========       ========      ========
1999                                           International  United States  Consolidated
Gross revenue                                     $  7,882       $  5,175      $ 13,057
Less - intercompany                                 (1,293)            --        (1,293)
                                                  --------       --------      --------

Total revenue - third party                       $  6,589       $  5,175      $ 11,764
                                                  ========       ========      ========

Depreciation and amortization                     $    647       $     78      $    725

Interest expense                                  $    129       $    112      $    241

Net income                                        $   (298)      $    712      $    414

Capital expenditures                              $    238       $     20      $    258

Total assets                                      $  6,987       $ 22,551      $ 29,538
Less intercompany advances                              --        (18,419)     $(18,419)
                                                  --------       --------      --------

                                                  $  6,987       $  4,132      $ 11,119
                                                  ========       ========      ========

11.   INCOME TAXES

      The provision for income taxes for the years ended September 30, 2000 and 1999 consists of a current, federal income tax (expense)/benefit of $(20) and $147, respectively.

      The Company has recognized a deferred tax asset of $2,693 and $2,932, and a corresponding valuation allowance of $2,558 and $2,785, at September 30, 2000 and 1999, respectively. The principal components of the deferred tax asset for 2000 and 1999 relate to net operating loss carry forwards.

      The Company has a corporate net operating loss carry forward ("NOL") for German income tax purposes of approximately $6,311 (DM 14,000,000), and trade net operation loss carry forward ("NOL") for German income tax purposes of approximately $4,508 (DM 10,000,000), which can be carried forward indefinitely. A valuation allowance has been provided for the full amount of these NOLs in the accompanying statements.

      The difference between the statutory Federal income tax rate of 20% and the effective tax rate of 2% is attributable to:

                                                            2000           1999

Statutory Federal income tax rate                             20%            20%

AMT Net Operating Loss                                       (12)            --

Elimination of valuation allowance                            --            (18)

Other - net                                                   (6)            --
                                                            ----           ----

Effective tax rate                                             2%             2%
                                                            ====           ====

12.   EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended September 30, 2000 and 1999:

(In thousands, except share and per share amount data)

                                               2000                            1999
                                ---------------------------------  -------------------------------
                                  Net                   Per Share   Net                  Per Share
                                Income       Shares       Amount   Income     Shares       Amount
Basic earnings per share        $2,801     11,900,375     $0.24     $414     9,418,384     $0.04

Effect of dilutive secured:
  Stock options                     --      2,112,117        --       --        90,223        --
                                ------     ----------     -----     ----     ---------     -----

Diluted earnings per share      $2,801     14,012,492     $0.20     $414     9,508,607     $0.04
                                ======     ==========     =====     ====     =========     =====

13.   COMMITMENTS AND CONTINGENCIES

      The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $298 and $417 per year for the years ended September 30, 2000 and 1999, respectively.

      Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2000 are as follows:

2001                                                                     $  389
2002                                                                        387
2003                                                                        214
2004                                                                         57
                                                                         ------

                                                                         $ 1,047
                                                                         ======

      The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

                                     ******