Form 10QSB
period 2000-12-31
TUTOGEN MEDICAL INC
filed 2001-02-14
CIK 816949

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended December 31, 2000.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____ to_____.

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

As of January 31, 2001 there were outstanding 14,847,750 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.                   Financial Information.

              ITEM 1.     Financial Statements.

                          Consolidated Balance Sheets -
                          December 31, 2000 and September
                          30, 2000.                                        1

                          Consolidated Statements of
                          Operations for the three months
                          ended December 31, 2000 and 1999.                2

                          Consolidated Statements of Cash
                          Flows for the three months ended
                          December 31, 2000 and 1999.                      3

                          Notes to Unaudited Consolidated
                          Financial Statements.                            4

              ITEM 2.     Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations.                       6

PART II.                  Other Information.

              ITEM 6.     Exhibits and Reports on Form 8-K                 8

SIGNATURES                                                                 9

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            (unaudited)       (audited)
                                                            December 31,     September 30,
                                                                2000             2000
                                                            ------------     ------------
ASSETS

Current Assets
    Cash and cash equivalents                               $     5,475      $     3,835
    Accounts receivable - net                                     1,886            1,559
    Inventories - net                                             6,008            5,652
    Deferred tax asset, current portion                             605              135
    Other current assets                                            439              585
                                                            -----------      -----------
                                                                 14,413           11,766

Property, plant and equipment, net                                3,443            3,072

Intangible Assets - net                                              11                2

Deferred tax asset                                                2,380               --
                                                            -----------      -----------

TOTAL ASSETS                                                $    20,247      $    14,840
                                                            ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                   $     2,378      $     1,966
    Revolving credit arrangements                                    --              333
    Current portion of deferred distribution fees                   229               --
    Current portion of long-term debt                                62               58
                                                            -----------      -----------
                                                                  2,669            2,357

Other Liabilities
    Long-term debt                                                  786              745
    Deferred distribution fees                                    2,494               --

Shareholders' Equity                                             14,298           11,738
                                                            -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    20,247      $    14,840
                                                            ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                          2000              1999
                                                          ----              ----
OPERATING REVENUES
          Surgical products and related services      $      3,074       $      4,407
          Distribution fees                                     73                 --
                                                      ------------       ------------

             Total revenues                                  3,147              4,407

          Cost of revenue                                    1,943              2,520
                                                      ------------       ------------

             Gross margin                                    1,204              1,887

OPERATING EXPENSES
         General and administrative                            649                512
         Distribution and marketing                            626                517
         Research and development                              102                165
         Depreciation and amortization                          17                 89
                                                      ------------       ------------
                                                             1,394              1,283

OPERATING PROFIT (LOSS)                                       (190)               604

Other income                                                  (170)               (11)
Interest expense                                                13                 55
                                                      ------------       ------------
                                                              (157)                44

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                (33)               560

Income tax (benefit) expense                                (2,850)                36
                                                      ------------       ------------

INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                        2,817                524

Cumulative effect of accounting change                       1,724                 --
                                                      ------------       ------------

NET INCOME                                            $      1,093       $        524
                                                      ============       ============

Average shares outstanding for basic
  earnings per share                                    14,304,765         11,112,095
                                                      ============       ============

Basic earnings per share                              $       0.08       $       0.05
                                                      ============       ============

Average shares outstanding for diluted
  earnings per share                                    15,831,215         12,626,731
                                                      ============       ============

Diluted earnings per share                            $       0.07       $       0.04
                                                      ============       ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Three Months Ended December 31,
                                                                -------------------------------
                                                                     2000          1999
                                                                     ----          ----
Cash flows from operating activities
Net income                                                          $ 1,093       $   524
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                          60           129
  Cumulative effect of accounting change                              1,724            --
  Changes in assets and liabilities:
     Accounts receivable                                               (252)          (56)
     Inventories                                                       (151)          735
     Deferred tax asset                                              (2,850)           --
     Other current assets                                               166           129
     Accounts payable and accrued liabilities                           296          (407)
     Deferred distribution fees                                         919            --
                                                                    -------       -------
        Net cash provided by operating activities                     1,005         1,054

Cash flows from investing activities
   Purchase of property, plant and equipment                           (232)          (86)
                                                                    -------       -------
      Net cash used in investing activities                            (232)          (86)

Cash flows from financing activities
    Issuance of stock                                                 1,272           391
    Proceeds from (repayment of) revolving credit arrangements         (329)         (819)
    Proceeds from (repayment of) long-term debt                          (9)          608
                                                                    -------       -------
         Net cash provided by financing activities                      934           180

Effect of exchange rate changes on cash                                 (67)          (11)

Net increase in cash and cash equivalents                             1,640         1,137

Cash and cash equivalents at beginning of period                      3,835           376
                                                                    -------       -------

Cash and cash equivalents at end of period                          $ 5,475       $ 1,513
                                                                    =======       =======

------------------------------------------------------------------------------------------

Supplemental cash flow disclosures
      Interest paid                                                 $    13       $    55
                                                                    =======       =======

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                        (in thousands, except share data)

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

(2)   SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended December 31, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2001. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2000.

(3)   INVENTORIES

      Major classes of inventory at December 31, 2000 and September 30, 2000 were as follows:

                                                  December 31,    September 30,
                                                     2000             2000

         Raw materials                            $    1,035       $      820
         Work in process                               2,246            2,564
         Finished goods                                3,415            3,018

         Less reserves for obsolescence                  688              750
                                                  ----------       ----------

                                                  $    6,008       $    5,652
                                                  ==========       ==========

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                        (in thousands, except share data)

(4)   INCOME TAXES

      The Company has incurred total net operating losses through December 31, 2000 of $14.8 million, generated from its U.S. and German operations of $8.3 million and $6.5 million, respectively. These net operating losses are the primary component of the Company's deferred tax asset of $5.5 million as of December 31, 2000, generated from its U.S. and German operation of $2.6 million and $2.9 million, respectively. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and a full valuation allowance had been provided for the German deferred tax asset in the Company's consolidated financial statements as of and for the year ended September 30, 2000. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of December 31, 2000, the Company continues to record the existing valuation allowance on its U.S. operations and eliminated the full valuation allowance on its German operations based upon future taxable income projections.

(5)   ACCOUNTING CHANGE

      The company has entered into comprehensive long term agreements with various organizations, including Mentor Corporation, Sulzer Spin-Tech, Inc. and Calcitek, Inc. for the worldwide distribution of its patented Tutoplast(R) processed bone and soft tissue. Upon execution of these agreements, each of these organizations made initial non-refundable payments to the Company, which was recognized as distribution fees. During the quarter ended December 31, 2000, the Company has adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB101 provides that up front payments under these arrangements be recognized as revenue as products are delivered over the periods that the fees are earned. The cumulative effect of this accounting change was to decrease net income by $1.7 million or $0.12 per basic earnings per share.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

Results of Operations

Revenue and Cost of Revenue

Revenue for the three months ended December 31, 2000 decreased 29% to $3,147 from $4,407 for the comparable period. The decrease in revenue primarily occurred from the US operation as its revenue decreased to $1,491 from $2,521 for the same period last year. In 1999, revenue was unusually high due to the fulfillment of significant backorders from the Company's marketing and distribution alliance with Mentor Corporation. In addition, this quarter Mentor Corporation has temporarily reduced its demand due to high inventories on selected products. The revenue shortfall was partially offset by this quarter's rollout, by Sulzer Spine-Tech, of the Company's Tutoplast(R) bone products for spinal application, which contributed nearly $500 of revenue. Inventory levels have increased due to the rollout of these product lines. International revenue increased to $1,656 from $1,446 or 15% for the same period last year.

Gross margins for the three months ended December 31, 2000 decreased to 38% from 43% for the comparable period last year. The lower margins were primarily due to an unfavorable product mix and lower throughputs at the US operation.

General and Administrative

General and administrative expenses increased 27% for the three months ended December 31, 2000, from the comparable period last year. The higher expenses are due to additional staff, consulting and EDP expenses associated with the expansion of the Company's infrastructure. For the three months ended December 31, 2000, as a percentage of revenues, General and Administrative expenses increased from 12% in 1999 to 21% in 2000.

Distribution and Marketing

Distribution and marketing expenses increased 21% for the three months ended December 31, 2000, from the comparable period last year, primarily due to marketing fees earned, under the agreement with Sulzer Spine-Tech as a result of the rollout of the Company's Tutoplast bone products for spinal application. For the three months ended December 31, 2000, as a percentage of revenues, Distribution and Marketing expenses increased from 12% in 1999 to 20% in 2000, primarily due to the lower revenue performance.

Research and Development

Research and development expenses decreased 38% for the three months ended December 31, 2000, from the comparable period last year. The decrease was due to the timing and completion of certain R & D projects. For the three months ended December 31, 2000, as a percentage of revenues, Research and Development decreased from 4% in 1999 to 3% in 2000.

Depreciation and Amortization

Depreciation and amortization decreased 81% for the three months ended December 31, 2000, from the comparable period last year. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

Other Income

Other income for the three months ended December 31, 2000 increased substantially due to favorable foreign exchange gains of $106 and interest income of $65 as the result of nearly $4.0 million of increased cash and cash equivalents on hand compared to the same period last year.

Interest Expense

Interest expense decreased 76% for the three months ended December 31, 2000, from the comparable period last year. The overall decrease in interest was due to the Company's strong cash position and its ability to maintain minimum revolving credit balances.

Net Income

Net income for this quarter was impacted by the one-time recognition of the tax benefit of net operating carryforward losses from the International operation of $2,850. In addition, the Company recorded a one-time cumulative effect of the Company's change in accounting for the income recognition of distribution fees of $1,724. The impact of these two accounting transactions resulted in net income for the three months ended December 31, 2000 of $1,093, or $0.08 basic earnings per share and $0.07 diluted earnings per share as compared to a net income of $524 million or $0.05 basic income per share and $0.04 diluted income per share for the same period a year ago.

Liquidity and Capital Resources

At December 31, 2000 and September 30, 2000 the Company had working capital of $11.7 million and $9.4 million, respectively. The Company maintains current working capital credit lines totaling DM 2.9 million (approximately $1.4 million) with several German banks and a $1.0 million credit line with a U.S. bank. At December 31, 2000 the Company had no borrowings against these lines as the result of paying down $333 of the outstanding line as of September 30, 2000.

The Company has experienced a positive cash flow during the year ended September 30, 2000 and the three months ended December 31, 2000, as indicated by the increase in cash and cash equivalents from $0.4 million at September 30, 1999 to $5.5 million at December 31, 2000.

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

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K.

                  Exhibits
                  --------

                  No. 27            Financial Data Schedule

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    Tutogen Medical, Inc.


Date:  February 13, 2000            /s/ Manfred Kruger
                                    --------------------------------------------
                                    President and Chief Executive Officer


Date:  February 13, 2000            /s/ George Lombardi
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)