Form 10-Q
period 2001-03-31
TUTOGEN MEDICAL INC
filed 2001-05-14
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

XX   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--   Act of 1934.

For the period ended March 31, 2001.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities
--   Exchange Act of 1934.

For the transition period from             to             .
                               ------------  -------------


COMMISSION FILE NUMBER:                                                  0-16128

                             TUTOGEN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-3100165
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


925 ALLWOOD ROAD, CLIFTON, NEW JERSEY                                      07012
(Address of Principal Executive Offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (973) 365-2799


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:                 NONE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


 COMMON STOCK, PAR VALUE $.01
      (Title of Class)              (Name of Each Exchange on Which Registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   No_.

As of April 30, 2001 there were outstanding 14,883,275 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.                   Financial Information.

             ITEM 1.      Financial Statements.

                          Consolidated Balance Sheets - March 31,              1
                          2001 and 1 September 30, 2000.

                          Consolidated Statements of Operations for            2
                          the 2 three and six months ended March
                          31, 2001 and 2000.

                          Consolidated Statements of Cash Flows for            3
                          the six 3 months ended March 31, 2001 and 2000.

                          Notes to Unaudited Consolidated Financial            4
                          Statements.
             ITEM 2.      Management's Discussion and Analysis of Financial    6
                          Condition and Results of Operations.

PART II.                  Other Information.

             ITEM 4.      Submission of Matters to a Vote of Security-         9
                          Holders.

             ITEM 6.      Exhibits and Reports on Form 8-K                    10

SIGNATURES                                                                    11

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  (unaudited)        (audited)
                                                                    March 31,      September 30,
                                                                      2001             2000
                                                                  ------------     ------------
ASSETS

Current Assets
    Cash and cash equivalents                                      $    4,388       $    3,835
    Accounts receivable - net                                           1,786            1,559
    Inventories - net                                                   5,745            5,652
    Deferred tax asset, current portion                                   605              135
    Other current assets                                                  744              585
                                                                  ------------     ------------
                                                                       13,268           11,766

Property, plant and equipment, net                                      3,545            3,072

Intangible Assets - net                                                     4                2

Deferred tax asset                                                      2,380                -
                                                                  ------------     ------------

TOTAL ASSETS                                                       $   19,197       $   14,840
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                             $ 2,446       $    1,966
    Revolving credit arrangements                                         258              333
    Current portion of deferred distribution fees                         296                -
    Current portion of long-term debt                                      59               58
                                                                  ------------     ------------
                                                                        3,059            2,357
Other Liabilities
    Long-term debt                                                        717              745
    Deferred distribution fees                                          2,192                -

Shareholders' Equity                                                   13,229           11,738
                                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   19,197       $   14,840
                                                                  ============     ============


See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)

                                                                    Three Months Ended March 31,      Six Months Ended March 31,
                                                                   ----------------------------         --------------------------
                                                                     2001             2000                 2001             2000
                                                                     ----             ----                 ----             ----

OPERATING REVENUES
          Surgical products and related services                      $ 2,925          $ 4,372              $ 5,999         $ 8,780
          Distribution fees                                                77            1,000                  150           1,000
                                                                  ------------     ------------        -------------    ------------

             Total revenues                                             3,002            5,372                6,149           9,780

          Cost of revenue                                               2,259            2,477                4,202           4,997
                                                                  ------------     ------------        -------------    ------------

             Gross margin                                                 743            2,895                1,947           4,783


OPERATING EXPENSES
         General and administrative                                       728              625                1,377           1,137
         Distribution and marketing                                       664              610                1,289           1,128
         Research and development                                         248              228                  351             393
         Depreciation and amortization                                     29               31                   46             120
                                                                  ------------     ------------        -------------    ------------
                                                                        1,669            1,494                3,063           2,778

OPERATING PROFIT (LOSS)                                                  (926)           1,401               (1,116)          2,005


Other income                                                              112               85                  280              96
Interest expense                                                          (15)             (54)                 (26)           (109)
                                                                  ------------     ------------        -------------    ------------
                                                                           97               31                  254             (13)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                          (829)           1,432                 (862)          1,992

Income tax (benefit) expense                                                -               36               (2,850)             72
                                                                  ------------     ------------        -------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                    (829)           1,396                1,988           1,920

Cumulative effect of accounting change                                      -                -                1,724               -
                                                                  ------------     ------------        -------------    ------------

NET INCOME (LOSS)                                                      $ (829)         $ 1,396                $ 264         $ 1,920
                                                                  ============     ============        =============    ============

Average shares outstanding for basic
  earnings per share                                               14,857,750       11,290,023           14,578,219      11,200,573
                                                                  ============     ============        =============    ============

Basic earnings (loss) per share                                       $ (0.06)          $ 0.12               $ 0.02          $ 0.17
                                                                  ============     ============        =============    ============

Average shares outstanding for diluted
  earnings per share                                               14,857,750       15,085,380           15,980,417      13,965,565
                                                                  ============     ============        =============    ============

Diluted earnings (loss) per share                                     $ (0.06)          $ 0.09               $ 0.02          $ 0.14
                                                                  ============     ============        =============    ============

See accompanying Notes to Consolidated Financial Statements


                            TUTOGEN MEDICAL, INC. AND
                                  SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Six Months
                                                                           Ended March 31,
                                                                       2001             2000
                                                                       ----             ----
Cash flows from operating activities
Net income                                                            $   264         $  1,920
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                            98              203
  Cumulative effect of accounting change                                1,724                -
  Changes in assets and liabilities:
     Accounts receivable                                                 (231)            (439)
     Inventories                                                         (115)             197
     Deferred tax asset                                                (2,850)               -
     Other current assets                                                (163)             (80)
     Accounts payable and accrued liabilities                             497              770
     Deferred distribution fees revenue                                   872                -
                                                                  ------------     ------------
        Net cash provided by in operating activities                       96            2,571


Cash flows from investing activities
   Purchase of property, plant and equipment                             (591)            (383)
                                                                  ------------     ------------
      Net cash used in investing activities                              (591)            (383)

Cash flows from financing activities
    Issuance of stock
                                                                        1,300              875
    Proceeds from revolving credit arrangements                           258
                                                                                             -
    Repayment of revolving credit arrangements                           (333)            (753)
    Proceeds from long-term debt                                            1              580
    Repayment of long-term debt                                           (27)               -
                                                                  ------------     ------------
         Net cash provided by financing activities                      1,199              702


Effect of exchange rate changes on cash                                  (151)            (107)

Net increase in cash and cash equivalents                                 553            2,783

Cash and cash equivalents at beginning of period                        3,835              376
                                                                  ------------     ------------

Cash and cash equivalents at end of period                           $  4,388         $  3,159
                                                                  ============     ============
Supplemental cash flow disclosures
      Interest paid                                                    $   26          $   109
                                                                  ============     ============

See accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For The Year Ended December 31, 2000 and Quarter Ended March 31, 2001

                                                                                                        Accumulated
                                                                                                          Other           Total
Amounts in Thousands                         Shares     Common      Paid-in     Retained    Treasury   Comprehensive   Shareholders'
(except per share and share data)            Issued     Stock       Capital     Earnings      Stock       Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                 4,819,002    $ 2,409     $ 26,674    $ 20,213     $     -      $ (5,336)        $ 43,960

  Comprehensive Income:
      Net income - 2000                            -          -            -       7,010           -             -            7,010
      Other comprehensive income, net
      of income taxes
         Net unrealized appreciation in the
         fair value of securities available
         for sale                                  -          -            -           -           -         5,364            5,364
                                                                                                                        ------------
  Comprehensive Income:                                                                                                      12,374

  Cash dividends - $.55 per share                  -          -            -      (2,964)          -             -           (2,964)

  Net proceeds from
      issuance of common stock                85,038         43        1,176           -           -             -            1,219

  5% Stock dividend                          241,055        121        3,525      (3,652)          -             -               (6)

  Purchase of treasury stock                       -          -            -           -        (583)            -             (583)

  Retirement of treasury stock               (37,250)       (19)        (564)          -         583             -                -

  Deferred compensation                            -          -          (29)          -           -             -              (29)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                 5,107,845    $ 2,554       $ 30,782  $ 20,607         $ -          $ 28         $ 53,971

  Comprehensive Income:
      Net income - 2001                            -          -              -     1,796           -             -            1,796
      Other comprehensive income, net of
      income taxes
         Net unrealized appreciation in the
         fair value of securities available
         for sale                                  -          -              -         -           -         1,695            1,695
                                                                                                                           ---------
  Comprehensive Income:                                                                                                       3,491

  Cash dividends - $.14 per share                  -          -              -      (761)          -             -             (761)

  Net proceeds from
      issuance of common stock                18,570          9            325         -           -             -              334

  5% Stock dividend                          254,916        127          5,392    (5,519)          -             -                -

  Purchase of treasury stock                       -          -              -         -        (546)            -             (546)

  Retirement of treasury stock               (28,100)       (14)          (532)        -         546             -                -

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                    5,353,231    $ 2,676       $ 35,967  $ 16,123         $ -       $ 1,723         $ 56,489
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Amounts in Thousands
                                                                                                      Three Months Ended March 31,
                                                                                                       2001                  2000
                                                                                ----------------------------------------------------
Cash Flows From Operating Activities:

         Net Income                                                                                  $ 1,796                $ 1,749

         Adjustments to reconcile net income to net cash

          provided by operating activities:

                Depreciation and amortization                                                            280                    233

                Provision for loan losses                                                                225                    316

                Decrease in accrued interest receivable                                                  320                    153

                Increase in accrued interest payable                                                    (105)                  (123)

                Net change in other assets and other liabilities                                        (789)                   144

                Net (accretion) amortization on securities                                                (1)                    26

                Net losses (gains) on sales of securities                                                (85)                   242

                Net gains on sales of loans                                                              (22)                  (151)

------------------------------------------------------------------------------------------------------------------------------------
                               Net Cash Provided By Operating Activities                               1,619                  2,589
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows From Investing Activities:

         Proceeds from maturities of securities available for sale                                     4,775                  6,351

         Proceeds from sales of securities available for sale                                         14,140                 14,564

         Purchases of securities available for sale                                                  (17,232)               (17,938)

         Net decrease (increase) in loans                                                              7,535                (19,113)

         Proceeds from sales of loans                                                                    358                  2,092

         Net capital expenditures                                                                       (321)                  (755)

------------------------------------------------------------------------------------------------------------------------------------
                               Net Cash Provided By (Used for)  Investing Activities                   9,255                (14,799)
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows From Financing Activities:

         Net increase in demand and savings deposits                                                   6,653                    232

         Net increase in time deposits                                                                   892                  6,000

         Net (decrease) increase in borrowed funds                                                    (4,979)                 4,663

         Net increase in long-term debt                                                                2,500                  8,000

         Net proceeds from issuance of common stock                                                      334                    269

         Net treasury stock transactions                                                                (546)                  (128)

         Cash dividends paid                                                                            (761)                  (674)

------------------------------------------------------------------------------------------------------------------------------------
                               Net Cash Provided By Financing Activities                               4,093                 18,362
------------------------------------------------------------------------------------------------------------------------------------




                                   Net Increase in Cash and Cash Equivalents                          14,967                  6,152

                                   Cash and Cash Equivalents, Beginning of Period                     37,769                 29,397
------------------------------------------------------------------------------------------------------------------------------------
                                   Cash and Cash Equivalents, End of Period                         $ 52,736               $ 35,549
------------------------------------------------------------------------------------------------------------------------------------


Supplemental Disclosures of Cash Flow Information:

         Interest paid                                                                                $6,418                $ 5,678

         Income taxes paid                                                                                 0                     50


Supplemental Disclosures of Investing and Financing Activities:

         Transfers from loans to other real estate owned                                                  40                     85


The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)



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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three and six months ended March 31, 2001 and 2000 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2001. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2000.

(3)  INVENTORIES

     Major classes of inventory at March 31, 2001 and September 30, 2000 were as follows:

                                                    March 31,      September 30,
                                                      2001            2000

         Raw materials                           $       1,067    $          820
         Work in process                                 1,747             2,564
         Finished goods                                  3,608             3,018

         Less reserves for obsolescence                    677               750
                                                 -------------    --------------

                                                 $       5,745    $        5,652
                                                 =============    ==============

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)



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

(6)  RECLASSIFICATION

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

RESULTS OF OPERATIONS


REVENUE AND COST OF REVENUE

Revenue from surgical products and related services for the three months ended March 31, 2001 decreased 33% to $2,925 from $4,372 for the comparable period. The decrease in revenue primarily occurred from the US operation as its revenue decreased to $1,326 from $2,712 for the same period last year. In 1999, revenue was unusually high due to the fulfillment of significant backorders from the Company's marketing and distribution alliance with Mentor Corporation. The revenue shortfall was partially offset by the continued rollout by Sulzer Spine-Tech, the Company's marketing partner, of the Company's Tutoplast(R) bone products for spinal applications, which contributed nearly $450 of revenue. International revenue decreased to $1,599 from $1,660 or less than 4% for the same period last year.

Revenue from surgical products and related services for the six months ended March 31, 2001 decreased 32% to $5,999 from $8,780 for the comparable period. Here again, the decrease in revenue primarily occurred from the US operation as its revenue decreased to $2,802 from $5,673 for the same period last year. The revenue shortfall from the Mentor product line of $3,008, and the lower US distribution revenue of $514, was partially offset by the incremental Sulzer Spine-Tech revenues of $837. International revenue increased slightly to $3,197 from $3,107 or 3% higher for the same period last year.

Revenue from distribution fees for the three and six months ended March 31, 2001 were $77 and $150, respectively compared to $1,000 for the comparable periods. In 1999, the Company entered into a long-term agreement with Sulzer Spine-Tech, Inc. whereby $1,000 represented an upfront payment under such agreement.

Cost of Revenue on surgical products revenue for the three and six months ended March 31, 2001 were 77% and 70%, respectively compared to 57% for the comparable periods. The higher cost of revenue margins were primarily due to inventory write-offs and rejected material of $640 and lower throughputs at the US operation.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 16% and 21% for the three and six months ended March 31, 2001, respectively from the comparable periods last year. The higher expenses are due to additional staff of $124 and investor relations and banking program of $50, partially offset by cost savings in other areas. For the three months ended March 31, 2001, as a percentage of surgical products revenues, General and Administrative expenses increased from 14% in 2000 to 25% in 2001.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 9% and 14% for the three and six months ended March 31, 2001, from the comparable periods last year. The increase was solely due to marketing fees earned, under the agreement with Sulzer Spine-Tech as a result of the rollout of the Company's Tutoplast bone products for spinal application. For the three months ended March 31, 2001, as a percentage of surgical product revenues, Distribution and Marketing expenses increased from 14% in 2000 to 23% in 2001, primarily due to the lower revenue performance.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 9% and decreased 10% for the three and six months ended March 31, 2001, from the comparable periods last year. The changes from quarter to quarter are due to the timing and completion of certain R & D projects. For the three months ended March 31, 2001, as a percentage of surgical product revenues, Research and Development increased from 5% in 2000 to 8% in 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 6% and 62% for the three and six months ended March 31, 2001, from the comparable periods last year. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

OTHER INCOME

Other income increased 32% and 192% for the three and six months ended March 31, 2001, from the comparable periods last year. Other income increased substantially due to favorable foreign exchange gains and interest income.

INTEREST EXPENSE

Interest expense decreased 72% and 76% for the three and six months ended March 31, 2001, from the comparable periods last year. The overall decrease in interest was due to the Company's strong cash position and its ability to maintain minimum revolving credit balances.

NET INCOME (LOSS)

Net loss for the three months ended March 31, 2001 totaled $829 or $0.06 basic and diluted loss per share compared to a net income of $1,396 or $0.12 basic earnings per share and $0.09 diluted earnings per share for the same period last year. Last years earnings included the upfront distribution fee of $1,000 as part of the Sulzer Spine-Tech partnership arrangement. The loss for the period is directly attributable to unanticipated production costs related to the rollout of the Sulzer product line and the decrease in revenues.

Net income this year was impacted by the one-time recognition of the tax benefit of net operating carryforward losses from the International operation of $2,850. In addition, the Company recorded a one-time cumulative effect of the Company's change in accounting for the income recognition of distribution fees of $1,724. The impact of these two accounting transactions resulted in net income for the six months ended March 31, 2001 of $264 or $0.02 basic and diluted earnings per share compared to a net income of $1,920 or $0.17 basic earnings per share and $0.14 diluted earnings per share for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001 and September 30, 2000 the Company had working capital of $10.2 million and $9.4 million, respectively. The Company maintains current working capital credit lines totaling DM 2.9 million (approximately $1.3 million) with several German banks and a $1.0 million credit line with a U.S. bank. At March 31, 2001 the Company had $258 borrowings against these lines.

The Company has experienced a positive cash flow during the year ended September 30, 2000 and the six months ended March 31, 2001, as indicated by the increase in cash and cash equivalents from $0.4 million at September 30, 1999 to $4.4 million at March 31, 2001.

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

        PART II.    OTHER INFORMATION

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                    ---------------------------------------------------

                     An annual Meeting of Stockholders was held on March 26,
                    2001. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:



         (a)      ELECTION OF SEVEN MEMBERS OF THE BOARD OF DIRECTORS.

                                                                                        Broker
                                                     Voted             Votes            Non-Votes
         Name                       Voted For        Against          Withheld      and Abstentions
         ----                       ---------        -------          --------      ---------------
         G. Russell Cleveland       13,668,364       0                  5,007       0
         Robert C. Farone           13,667,814       0                  5.557       0
         J. Harold Helderman        13,668,614       0                  4,757       0
         Manfred Kruger             13,668,364       0                  5,007       0
         Thomas W. Pauken           13,668,414       0                  4,957       0
         Theodore I. Malinin        13,668,602       0                  4,769       0
         Carlton E. Turner          13,668,364       0                  9,207       0

          (b) RATIFICATION OF THE APPOINTMENT OF DELOITTE AND TOUCHE L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2001.



                  Voted For:                             13,671,091
                  Voted Against:                              1,520
                  Voted Abstained:                              760
                  Broker Non-Votes                                0

           (c) TO APPROVE THE AMENDMENT TO THE 1996 INCENTIVE AND NON-STATUTORY STOCK OPTION PLAN

                  Voted For:                             12,277,309
                  Voted Against:                             48,462
                  Voted Abstained:                            9,535
                  Broker Non-Votes                                0

                 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                           EXHIBITS
                           --------

                           No. 27           Financial Data Schedule

                           No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

   SIGNATURES

   Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    TUTOGEN MEDICAL, INC.




   Date:  May 4, 2001               /s/ Manfred Kruger
                                    ------------------
                                    President and Chief Executive Officer




   Date:  May 4, 2001               /s/ George Lombardi
                                    -----------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)