Form 10QSB
period 2001-06-30
TUTOGEN MEDICAL INC
filed 2001-08-10
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

XX   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934.

For the period ended June 30, 2001.

--- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from   to   .
                              ---  ---


COMMISSION FILE NUMBER:                                                 0-16128



                              TUTOGEN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-3100165
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


925 ALLWOOD ROAD, CLIFTON, NEW JERSEY                                      07012
(Address of Principal Executive Offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (973)365-2799


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

As of July 31, 2001 there were outstanding 14,931,360 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.                          Financial Information.

          ITEM 1.     Financial Statements.

                      Consolidated Balance Sheets - June 30, 2001              1
                      (unaudited) and September 30, 2000.

                      Consolidated Statements of Operations for the            2
                      three and nine months ended June 30, 2001
                      (unaudited) and 2000.

                      Consolidated Statements of Cash Flows for                3
                      the nine months ended June 30, 2001
                      (unaudited) and 2000.

                      Notes to Unaudited Consolidated Financial                4
                      Statements.
          ITEM 2.     Management's Discussion and Analysis of Financial        6
                      Condition and Results of Operations.

PART II.              Other Information.

          ITEM 6.     Exhibits and Reports on Form 8-K                         9

SIGNATURES                                                                    10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   (UNAUDITED)             (AUDITED)
                                                                                    JUNE 30,             SEPTEMBER 30,
                                                                                      2001                    2000
                                                                                ------------------      ----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                    $          4,280        $        3,835
    Accounts receivable - net                                                               2,095                 1,559
    Inventories - net                                                                       5,114                 5,652
    Deferred tax asset, current portion                                                       605                   135
    Other current assets                                                                    1,078                   585
                                                                                ------------------      ----------------
                                                                                           13,172                11,766

PROPERTY, PLANT AND EQUIPMENT, NET                                                          3,679                 3,072

INTANGIBLE ASSETS - NET                                                                         2                     2

DEFERRED TAX ASSET                                                                          2,380                     -
                                                                                ------------------      ----------------

TOTAL ASSETS                                                                     $         19,233        $       14,840
                                                                                ==================      ================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                        $          2,925        $        1,966
    Revolving credit arrangements                                                             510                   333
    Current portion of deferred distribution fees                                             308                     -
    Current portion of long-term debt                                                          58                    58
                                                                                ------------------      ----------------
                                                                                            3,801                 2,357

OTHER LIABILITIES
    Long-term debt                                                                            679                   745
    Deferred distribution fees                                                              2,225                     -

SHAREHOLDERS' EQUITY                                                                       12,528                11,738
                                                                                ------------------      ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $         19,233        $       14,840
                                                                                ==================      ================

See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,              NINE MONTHS ENDED JUNE 30,
                                                              ---------------------------              --------------------------
                                                               2001               2000                   2001             2000
                                                               ----               ----                   ----             ----
OPERATING REVENUES
          Surgical products and related services              $  3,592         $   3,385             $    9,590        $  12,165
          Distribution fees                                         88                 -                    239            1,000
                                                             ----------       -----------           ------------      -----------

             Total revenues                                      3,680             3,385                  9,829           13,165

          Cost of revenue                                        2,629             1,424                  6,832            6,421
                                                             ----------       -----------           ------------      -----------

             Gross margin                                        1,051             1,961                  2,997            6,744


OPERATING EXPENSES
         General and administrative                                804               608                  2,180            1,745
         Distribution and marketing                                831               565                  2,121            1,964
         Research and development                                  134                69                    484              191
         Depreciation and amortization                              28                52                     74              172
                                                             ----------       -----------           ------------      -----------
                                                                 1,797             1,294                  4,859            4,072

OPERATING PROFIT (LOSS)                                           (746)              667                 (1,862)           2,672


Other income                                                        61                30                    341              126
Interest expense                                                   (13)              (53)                   (38)            (162)
                                                            -----------       -----------           ------------      -----------
                                                                    48               (23)                   303              (36)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                   (698)              644                 (1,559)           2,636

Income tax (benefit) expense                                         -                39                 (2,850)             111
                                                            -----------       -----------           ------------      -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                             (698)              605                  1,291            2,525

Cumulative effect of accounting change                               -                 -                  1,724                -
                                                            -----------       -----------           ------------      -----------

NET INCOME (LOSS)                                            $    (698)        $     605             $     (433)       $   2,525
                                                            ===========       ===========           ============      ===========

Average shares outstanding for basic
  earnings per share                                        14,907,694        11,647,887             14,688,044       11,349,134
                                                            ===========       ===========           ============      ===========

Basic earnings (loss) per share                              $   (0.05)        $    0.05             $    (0.03)       $    0.22
                                                            ===========       ===========           ============      ===========

Average shares outstanding for diluted
  earnings per share                                        14,907,694        14,294,326             14,688,044       13,471,418
                                                            ===========       ===========           ============      ===========

Diluted earnings (loss) per share                            $   (0.05)        $    0.04             $    (0.03)       $    0.19
                                                            ===========       ===========           ============      ===========

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                              2001                    2000
                                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $    (433)           $     2,525
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Depreciation and amortization                                                    215                    304
  Cumulative effect of accounting change                                         1,724                      -
  Changes in assets and liabilities:
     Accounts receivable                                                          (523)                  (199)
     Inventories                                                                   434                   (451)
     Deferred tax asset                                                         (2,985)                     -
     Other current assets                                                         (443)                  (327)
     Accounts payable and accrued liabilities                                    1,038                    816
     Deferred distribution fees revenue                                            974                      -
                                                                             ----------           -----------
        Net cash provided by in operating activities                                 1                  2,668


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                      (939)                  (840)
                                                                             ----------           ------------
      Net cash used in investing activities                                       (939)                  (840)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock                                                            1,381                  2,569
    Proceeds from revolving credit arrangements                                    699                      -
    Repayment of revolving credit arrangements                                    (502)                (1,066)
    Proceeds from long-term debt                                                     1                    242
    Repayment of long-term debt                                                    (42)                     -
                                                                             ----------           ------------
         Net cash provided by financing activities                               1,537                  1,745


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (154)                   (21)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          445                  3,552

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 3,835                    376
                                                                             ----------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   4,280            $     3,928
                                                                             ==========           ============


---------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                          $      38            $       109
                                                                             ==========           ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)



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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three and nine months ended June 30, 2001 and 2000 have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2001. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2000.

(3)  INVENTORIES

     Major classes of inventory at June 30, 2001 and September 30, 2000 were as follows:

                                                  June 30,       September 30,
                                                      2001            2000

          Raw materials                           $  1,102         $   820
          Work in process                            1,508           2,564
          Finished goods                             3,366           3,018

          Less reserves for obsolescence               862             750
                                                  --------         -------

                                                  $  5,114         $ 5,652
                                                  ========         =======

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)



(4)  INCOME TAXES

     The Company has incurred net operating losses generated from its U.S. and German operations. These net operating losses are the primary component of the Company's deferred tax asset. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and a full valuation allowance had been provided for the German deferred tax asset in the Company's consolidated financial statements as of and for the year ended September 30, 2000. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. The Company continues to record the existing valuation allowance on its U.S. operations and eliminated the full valuation allowance on its German operations based upon future taxable income projections.

(5)  ACCOUNTING CHANGE

     The company has entered into comprehensive long term agreements with various organizations, including Mentor Corporation, Sulzer Spin-Tech, Inc. and Sulzer Dental, formerly Calcitek, Inc., for the worldwide distribution of its patented Tutoplast(R) processed bone and soft tissue. Upon execution of these agreements, each of these organizations made initial non-refundable payments to the Company, which was recognized as distribution fees. The Company has adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB101 provides that up front payments under these arrangements be recognized as revenue as products are delivered over the periods that the fees are earned. The cumulative effect of this accounting change was to decrease net income by $1.7 million or $0.12 per basic earnings per share.

(6)  RECLASSIFICATION

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


RESULTS OF OPERATIONS


REVENUE AND COST OF REVENUE

Revenue from surgical products and related services for the three months ended June 30, 2001 increased 6% to $3,592 from $3,385 for the comparable period. The increase in revenue primarily occurred from the US operation as its revenue increased to $2,017 from $1,679 for the same period last year. The revenue increase was primarily due to Sulzer Spine-Tech and Sulzer Dental, the Company's marketing partners, of the Company's Tutoplast(R) bone products for spinal and dental applications, which contributed nearly $650 of revenue. International revenue decreased to $1,575 from $1,706 or less than 8% for the same period last year.

Revenue from surgical products and related services for the nine months ended June 30, 2001 decreased 21% to $9,590 from $12,165 for the comparable period. The decrease in revenue primarily occurred from the US operation as its revenue decreased to $4,820 from $7,352 for the same period last year. The revenue shortfall from the Mentor product line of $2,492, lower US distribution revenue of $835, and other decreases of $850, was partially offset by the incremental Sulzer Spine-Tech and Sulzer Dental revenues of $1,602. International revenue decreased slightly to $4,770 from $4,813 or 1% lower for the same period last year.

Revenue from distribution fees for the three and nine months ended June 30, 2001 were $88 and $239, respectively as compared to $1,000 for the nine-month comparable period. In March 2000, the Company entered into a long-term agreement with Sulzer Spine-Tech, Inc. whereby $1,000 represented an upfront payment under such agreement.

Cost of Revenue on surgical products revenue for the three and nine months ended June 30, 2001 were 73% and 71%, respectively as compared to 42% and 52% for the comparable periods. The higher cost of revenue margins were primarily due to inventory write-offs, rejected material and higher than anticipated product development costs at both U.S. and International manufacturing sites totaling $935, lower throughputs at the US operation and an unfavorable mix of high cost of revenue international distributor revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 32% and 25% for the three and nine months ended June 30, 2001, respectively from the comparable periods last year. The higher expenses are due to additional staff of $366 and investor relations and banking program of $27 and other increases of $42. For the three months ended June 30, 2001, as a percentage of surgical products revenues, General and Administrative expenses increased from 18% in 2000 to 22% in 2001.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 47% and 8% for the three and nine months ended June 30, 2001, from the comparable periods last year. The increase was solely due to marketing fees earned under the agreement with Sulzer Spine-Tech and Sulzer Dental as a result of the rollout of the Company's Tutoplast bone products for spinal and dental applications. For the three months ended June 30, 2001, as a percentage of surgical product revenues, Distribution and Marketing expenses increased from 18% in 2000 to 23% in 2001, primarily due to the higher proportion of Sulzer revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 94% and 153% for the three and nine months ended June 30, 2001, from the comparable periods last year. The substantial increases are due to the increased product development effort focused on the Sulzer product lines. For the three months ended June 30, 2001, as a percentage of surgical product revenues, Research and Development increased from 2% in 2000 to 4% in 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased 47% and 57% for the three and nine months ended June 30, 2001, from the comparable periods last year. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

OTHER INCOME

Other income increased 100% and 171% for the three and nine months ended June 30, 2001, from the comparable periods last year. Other income increased substantially due to favorable foreign exchange gains and interest income.

INTEREST EXPENSE

Interest expense decreased 75% and 77% for the three and nine months ended June 30, 2001, from the comparable periods last year. The overall decrease in interest was due to the Company's strong cash position and its ability to maintain minimum revolving credit balances.

NET INCOME (LOSS)

Net loss for the three months ended June 30, 2001 totaled $698 or $0.05 basic and diluted loss per share as compared to a net income of $605 or $0.05 basic earnings per share and $0.04 diluted earnings per share for the same period last year. Last years earnings included the upfront distribution fee of $1,000 as part of the Sulzer Spine-Tech partnership arrangement. The loss for the period is directly attributable to unanticipated production costs related to the rollout of the Sulzer product line and the decrease in revenues.

The results for the nine months ended June 30, 2001 was impacted by the one-time recognition of the tax benefit of net operating carryforward losses from the International operation of $2,850. In addition, the Company recorded a one-time cumulative effect of the Company's change in accounting for the income recognition of distribution fees of $1,724. Accordingly, the net loss for the nine months ended June 30, 2001 totaled $433 or $0.03 basic and diluted loss per share as compared to a net income of $2,525 or $0.22 basic earnings per share and $0.19 diluted earnings per share for the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001 and September 30, 2000 the Company had working capital of $9.4 million. The Company maintains current working capital credit lines totaling DM
4.0 million (approximately $1.7 million) with several German banks and a $1.0 million credit line with a U.S. bank. At June 30, 2001 the Company had $510 borrowings against these lines.

The Company has experienced a positive cash flow during the year ended September 30, 2000 and the nine months ended June 30, 2001, as indicated by the increase in cash and cash equivalents from $0.4 million at September 30, 1999 to $4.3 million at June 30, 2001.

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

        PART II.    OTHER INFORMATION

                           ITEM 6.   REPORTS ON FORM 8-K.

                           No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    TUTOGEN MEDICAL, INC.




Date:  August 7, 2001               /s/ Manfred Kruger
                                    ------------------
                                    President and Chief Executive Officer




Date:  August 7, 2001               /s/ George Lombardi
                                    -----------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)