Form 10KSB
period 2001-09-30
TUTOGEN MEDICAL INC
filed 2001-12-20
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
/ / Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the fiscal year ended September 30, 2001

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

The issuer's revenues for the fiscal year ended September 30, 2001 were $13,161,807.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 3,500,000 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $9,000,000 as of November 30, 2001.

As of November 30, 2001, there were 15,084,610 shares outstanding of the issuer's Common Stock, par value $.01 per share.

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

                                     PART I

         ITEM 1.  DESCRIPTION OF BUSINESS.

         Tutogen Medical, Inc., a Florida corporation, was formed in 1985, and with its consolidated subsidiaries (collectively, the "Company" or "Tutogen"), develops, manufactures and markets bio-implants and medical devices for tissue and bone repair for neuro, orthopedic, spine, dental and reconstructive and general surgical applications. The Company's core business is processing human donor tissue ("allografts"), utilizing its proprietary Tutoplast(R) process of tissue preservation and viral inactivation, for distribution to hospitals and surgeons.

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

         MARKETING AND DISTRIBUTION

         Tutogen's products and processing services are provided through direct representatives in Germany and France, with the Company billing the hospital or end-user directly. Internationally, with a focus on Europe, the Company distributes and invoices direct to a network of contract distributors. Tutogen's personnel, with distributors and their representatives, conduct product training sessions, make joint customer calls, set objectives and evaluate their representatives' performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services. In the U.S., Sulzer Spine-Tech and Sulzer Dental, Inc. provide marketing services for the Company's products to the spine and dental markets, with the Company billing the hospital or end-user directly.

         Approximately 47% of the Company's revenues come from outside the United States. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad. A major effort is underway to increase penetration in the U.S. market, which accounts for 55% of the world market for biomaterials. The Company's marketing efforts in the U.S. in recent years have focused on creating a market for the pericardium and fascia lata tissues from donor tissues sourced in the U.S. In addition, the strategic decision was made to re-open the U.S. market for tissues obtained from abroad, because the Company's foreign donor qualification standards have progressed to the extent of full compliance with standards of the Food and Drug Administration ("FDA").

         The Company's U.S. marketing efforts are concentrating on rebuilding the marketing and distribution organization and re-entering the bone markets. Presently, allografts are provided to hospitals in the U.S. either directly by the Company with the assistance of marketing services or through independent distribution companies. These distributors employ, in the aggregate, over 80 field representatives who call on hospital and office-based medical practitioners, primarily surgeons. Tutogen supports their activities with various types of technical allograft literature, informational programs, reference materials, and training sessions and programs designed to increase distributor call volume. Plans are being made to re-establish a field organization to support the distributor network. In addition, the Company has entered into exclusive marketing and distribution agreements with other medical device companies, under the Tutoplast(R) label, for specialized indications. One such distribution agreement with IOP, Inc., which has been in effect since 1995, is for Tutoplast(R) implants for opthalmic use. A second project, for use of Tutoplast(R) fascia lata in urological and gynecological indications, was concluded in January 1998 with Mentor Corporation ("Mentor"). In July 1999, a third project was concluded with Mentor for use of Tutoplast(R) Pericardium in urological and gynecological indications. In Fiscal Year 2001, Mentor has accounted for 18% and 34%, respectively, of the Company's total and U.S. revenues. In March 2000, a fourth project was concluded with Sulzer Spine-Tech, a subsidiary of Sulzer Medica for marketing in the U.S and distribution internationally of Tutoplast(R) processed bone tissues for spinal applications. Marketing of these products began in September 2000. In September 2000, the Company entered into a collaboration with Sulzer Dental, Inc. ("Dental"), a subsidiary of Sulzer Medica, whereby Sulzer Dental will market in the U.S. and distribute internationally Tutoplast(R) processed bone tissue for dental applications. Finally, in October 2001, the Company entered into a project with Mentor for use of Tutoplast(R) processed Dermis in urological and gynecological indications.

         Internationally, the Company has implemented a marketing and sales restructuring plan, concentrating on an in-depth penetration of markets with major needs, i.e. in Europe, specifically with a "focus" on countries such as Germany, France, Italy, Spain and the U.K., etc. The Company believes that the recent collaborations with Sulzer Spine-Tech and Dental will substantially increase its penetration of the international markets for processed bone tissue.

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

         Tissue recoveries, both in the United States and internationally, continue to improve. The export program from Europe to the U.S. has been given high priority, and the levels of shipments are increasing steadily. The international tissue recovery base will be expanded to include Tissue Services Coordinators. Domestic and European tissue recoveries are on track to meet the plan for fiscal 2002. The Company has an arrangement with Regeneration Technologies, Inc. ("RTI") in the U.S., whereby RTI will supply soft tissue to the Company's domestic operation and the Company's international division will supply cortical bone shafts to RTI. While the Company continues to emphasize expanding its supply base, there can be no assurance that changing laws or donation trends, in the countries from which it presently obtains tissues, will not have a material adverse effect on the Company's operations.

         BACK ORDER

         While Tutogen worldwide has back orders on certain allograft tissue types and tissue sizes, the allograft demand is most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently has back orders, which are expected to be filled within the next three months; however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. At September 30, 2001, the Company's back order was approximately $1,010,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

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

         The majority of the medical procedures suitable for allografts are currently being performed with autografts. Autografts are tissues derived from the patient requiring the surgical procedure. The advantages of autografts include the absence of the possibility of tissue rejection and disease transmission. The disadvantages are the dual surgical procedures, pain, increased recovery time and very limited supply. Allograft advantages include the elimination of a second surgical site resulting in lower infection rates, the elimination of recovery times and lower costs, while its disadvantages include availability and possible rejection. Availability and safety are the primary factors in the ability of Tutoplast(R) processedallografts to compete with autografts for use by the surgical community.

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

         GROWTH STRATEGY

         The Company estimates the worldwide market for its present products to be about $3 billion. The Company's existing tissue supply network, established processing facilities and proven Tutoplast(R) technology provides the foundation for continued growth into fiscal 2002 and beyond. This growth will be aided by new sources of tissue, new applications and products and expansion into new markets.

         TISSUE SUPPLY AND PROCESSING

         The Company has an established network in the United States and Europe for tissue supply that meets or exceeds the high standards set by the U.S. Food and Drug Administration ("FDA"), the German Health Authority ("BfArM") and other European regulatory agencies. This network incorporates a reliable logistic system that provides for a continuous supply of tissue with complete trace ability. Individual tissue reference samples are stored for 10 years beyond the date of expiration. These high standards of recovery permit such tissue to be imported into the U.S. The Company is engaged in an aggressive program to expand its donor network in the U.S.

         Tutogen operates two processing facilities, one in Neunkirchen, Germany and a second in Alachua, Florida. The German facility is registered as a pharmaceutical and medical device manufacturer and has ISO 9001 certification. The Alachua facility is registered with the FDA and is an accredited member of The American Association of Tissue Banks ("AATB"). The recent expansion of the Alachua facility into bone product complements a major expansion and modernization now underway at the Neunkirchen facility. These expansions will allow the Company to keep pace with growing product demands for the next several years.

         XENOGRAFTS

         The worldwide demand for allografts, tissue derived from human sources, is anticipated to represent a significant challenge. Faced with this constraint, the Company embarked on a program in 1998 to develop xenografts, tissue derived from animals, as an allograft substitute. Xenografts processed using the Company's proprietary Tutoplast(R) process, have their biomechanical properties and remodeling capacity preserved with complete removal of antigenicity and infection risk. Studies have shown, that Tutoplast(R) processed xenografts are equivalent to allografts. To date, the Company has received CE-Marks, the European equivalent to an FDA medical device approval, for bovine pericardium, bovine cancellous bone and bovine compact (cortical) bone which permits distribution, throughout Europe, of products derived from such tissues. Introduction of xenograft Tutopatch(R) products into the U.S. market is expected to take place during 2002. The first of the FDA 510(k) clearances was received in October 2000, allowing the Company to market a new product, Tutopatch(R), for indications of general and plastic surgery. Tutopatch(R) is the first xenograft tissue that will be offered by the Company in the U.S. The product is produced from bovine pericardium harvested from U.S. cattle free of Bovine Spongiform Encephalopathy ("BSE") and inspected/cleared by the United States Department of Agriculture (USDA).

         The superior biomechanical properties of these bovine tissues combined with the absence of those supply constraints associated with allografts, permits the use of such tissues, and products derived there from, in areas that cannot be optimally addressed with human tissue.

         NEW APPLICATIONS AND PRODUCTS

         A major component of Tutogen's growth strategy is focused on the introduction of new products and applications for Tutoplast(R) processed tissues. In November 1999 the Company introduced its Tutofix(R) pins produced from bovine compact bone processed using the Company's proprietary Tutoplast(R) process. The Company estimates the worldwide market for bone fracture fixation implants to be $1.3 billion. Compact bone is extremely strong, able to withstand high compression and shear forces and can be machined with precision. The Company believes that Tutofix(R) pins will be a desirable alternative to metal pins. Pins are typically used for the fixation of bone, forearm fractures and small fractures of the hand and foot. Unlike metal pins which generally subject a patient to a second surgery for pin removal, or synthetic absorbable pins that resorb independently of the fracture healing process, Tutofix(R) pins are osteoconductive and are absorbed and replaced by new bone in the normal course of healing. Tutofix(R) pins have been used successfully in a number of cases for treatment of Collee's fracture, the most common type of forearm fracture.

         The high and predictable stability of bovine bone permits the manufacture of devices that can be substituted for metallic or synthetic implants. Examples are spinal implants for cervical and lumbar interbody fusion and other bone fixation devices like screws and plates.

         In November 2001, the Company developed a Tutoplast(R) Processed Dermis(TM) product to be exclusively distributed by the Mentor Corporation. The Tutoplast(R) Processed Dermis(TM) will have application in Mentor's Suspend(TM) procedure that is used to treat female incontinence. Female incontinence is an extremely unpleasant medical condition suffered by a large and growing population. In the procedure the surgeon repositions and levels the bladder by creating a sling that cradles the bladder procedure was developed and pioneered by Mentor. The Company contributed their tissue engineering and preservation expertise to complete the medical device. The procedure has won rapid and wide acceptance as a safe and effective treatment for this unpleasant condition. The number of women electing to have this procedure each year continues to climb.

         Several patents and trademarks have been submitted in 2001 in order to assist and accomplish the goals for expansion and growth.

         EXPANSION INTO NEW MARKETS

         Tutoplast(R) processed tissues and products have application in numerous niche surgical indications. The Company enjoys high degrees of success in two such niches, opthamology and urological/gynecological with its strategic partners IOP and Mentor Corporation, respectively and has established similar relationships to address additional markets. One such relationship was established in March 2000 with Sulzer Spine-Tech, a subsidiary of Sulzer Medica, for the world-wide distribution of Tutoplast(R) processed bone tissues for spinal applications. Marketing of the traditional bone products began in September 2000. In November 2001, Sulzer Spine-Tech commenced marketing of the Company's first biological specialty graft, the Tutogen Medical ALIF. Also, in September 2000, the Company entered into a collaboration with Sulzer Dental, Inc., a subsidiary of Sulzer Medica, whereby Sulzer Dental will market in the U.S. and distribute internationally Tutoplast(R) processed bone tissue for dental applications.

         RESEARCH AND DEVELOPMENT

         Tutogen continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants contractively collaborate on research activities related to allograft and non-allograft tissue development. The Company follows an Internal Product Development plan and organizes all R&D activities, including the Sulzer collaboration. R & D expenditures increased over 130% from last year.

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

         CUSTOMERS

         Mentor Corporation represented a principal customer to the Company, accounting for approximately 18% of the Company's net sales for the year ended September 30, 2001. All other customers individually accounted for less than 10% of the Company's net sales for the fiscal year 2001. The Company has Exclusive Distribution Agreements with Mentor granting a license to exclusively distribute the Tutoplast(R) Processed Fascia Lata, Pericardium and Dermis in their field of use, which is defined as all urological and gynecological applications and procedures in the United States and certain foreign markets.

         PATENTS, LICENSES AND TRADEMARKS

         Wherever possible, Tutogen seeks to protect its proprietary information, products, methods and technology by obtaining patent and trademark protection. Tutogen has 14 patents pending and has 12 registered trademarks covering several countries worldwide. In the United States, the Company has two FDA accepted 510(k) applications for its various products or processes. The Company believes that it has established itself through the Tutoplast(R) trademark identity and a record of safety and quality assurance, which will survive the life of the patents.

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

         In Germany, allografts are classified as drugs and the German government regulates Tutogen tissue processing and distribution within Germany under a pharmaceutical license. The European Commission has proposed to regulate allografts uniformly within the European Community. At present, Tutogen's German facility is licensed and in compliance with German law.

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

         ENVIRONMENTAL REGULATIONS

         The Company uses chemicals in its processing of allografts. The Company must comply with country-specific, federal, state and local regulations pertaining to the storage and discharge of hazardous waste involved in the Tutoplast(R) process. Since 1995, the Company has used outside third parties to perform all biohazard waste disposal.

         The Company contracts with a third party to perform all gamma-terminal sterilization of its allografts. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with environmental regulations does not apply in the U.S., and therefore the Company does not anticipate having any material adverse effect upon its capital expenditures, results of operations or financial condition. However, internationally, the Company is responsible that the service is being performed in accordance with applicable regulations. Although the Company believes it is in compliance with all applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.

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

         EMPLOYEES

         As of September 30, 2001, the Company employed a total of 145 full-time and 15 part-time employees, of whom 31 were employed in the United States and the remainder in Germany. Management believes its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY.

         UNITED STATES. The Company's domestic facilities are located in New Jersey and Florida. In Clifton, New Jersey, the Company leases approximately 3,100 square feet of office space in which its administrative headquarters is located. The lease expires in April 2004 and has a base rent of approximately $4,650 per month. The Company's processing plant in Alachua, Florida has expanded from approximately 8,400 square feet to 11,345 square feet of leased space. The Florida lease expires in 2003 and rents for approximately $15,267 per month. The Company believes it is adequate in space and condition for its current needs and has made provisions for expansion if necessary.

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


ITEM 3.  LEGAL PROCEEDINGS.

         There were no material legal proceedings as of September 30, 2001.


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

         Fiscal 2000                              High                    Low
         ------------                             ----                    ---
         First Quarter                         $   3.25                $  0.94
         Second Quarter                            8.06                   2.63
         Third Quarter                             5.88                   3.13
         Fourth Quarter                            6.38                   3.69


         Fiscal 2001
         -----------
         First Quarter                         $  3.125                $ 3.625
         Second Quarter                           4.875                   2.50
         Third Quarter                             3.90                   2.64
         Fourth Quarter                            3.00                   2.35

         Such market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

         HOLDERS

         As of November 30, 2001, the approximate number of holders of record of the Company's Common Stock was 372. The Company estimates that there are approximately 2,100 beneficial holders.

         DIVIDENDS

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE
Revenue for the year ended September 30, 2001 decreased 20% to $13.2 million from $16.6 million in 2000. The US operation revenues were $7.0 million or 23% lower than 2000. The revenue shortfall was primarily due to the fulfillment of significant backorders last year from the Company's marketing and distribution alliance with Mentor Corporation and its temporarily reduced demand due to high inventories on selected products and lower distribution fees earned. This decrease in revenue was partially offset by the rollout by Sulzer Spine-Tech and Sulzer Dental, the Company's marketing and distribution partners, of the Company's bone products for spinal and dental applications. The International operation had revenues of $6.2 million or a decrease of 14% from 2000. The decrease in revenues was primarily due to lower distribution fees earned and unfavorable foreign exchange rates. In local currency, revenue from surgical products and related services increased 11%.

Gross margins for the year ended September 30, 2001 decreased to 34% from 51% in 2000. The lower margins were primarily due to inventory write-offs, rejected material and higher than anticipated product development costs at both the U.S. and International manufacturing sites. The cause of these costs was partially due to the design and development of new products introduced this year for the spinal markets.

Lower throughputs at the U.S. operation and an unfavorable mix of high cost products sold through the Company's international distributors contributed to the lower margins.

GENERAL AND ADMINISTRATIVE
General and Administrative expenses increased 7% in 2001 to $2.9 million from $2.7 million in 2000. The increase was due primarily to additional staff to support the Company's future growth. As a percentage of revenues, General and Administrative expenses increased from 16% in 2000 to 22% in 2001.

DISTRIBUTION AND MARKETING
Distribution and Marketing expenses increased 29% in 2001 to $3.1 million from $2.4 million in 2000. The increase was solely due to marketing fees paid under the agreements with Sulzer Spine-Tech and Sulzer Dental, Inc. as a result of the rollout of the Company's bone products for spinal and dental applications. As a percentage of revenues, Distribution and Marketing expenses increased from 15% in 2000 to 24% in 2001.

RESEARCH AND DEVELOPMENT
Research and Development expenses increased 137% in 2001 to $0.7 million from $0.3 million in 2000. The substantial increase was due to the increased product development effort focused on the Sulzer product lines. As a percentage of revenues, Research and Development expenses increased from 1.7% in 2000 to 5.0% in 2001.

DEPRECIATION AND AMORTIZATION
Depreciation and Amortization decreased 42% in 2001 to $0.1 million from $0.2 million in 2000. The reduction in depreciation and amortization was attributed to an increase in fully depreciated property, plant and equipment.

OTHER INCOME/EXPENSE
Other income for 2001 increased 55% to $0.4 million and is the result of favorable foreign exchange transactions and interest income.

INTEREST EXPENSE
Interest expenses in 2001 decreased 70% due to the Company's strong cash position and its ability to maintain minimum revolving credit balances.

NET LOSS
As a result of the above, net loss for the year ended September 30, 2001 totaled $672,000 or $0.05 basic earnings per share and $0.05 diluted earnings per share as compared to a net income of $2,801,000 or $0.24 basic and $0.20 diluted earnings per share for 2000.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2001 and 2000 the Company had working capital of $8.8 million and $9.4 million, respectively, a decrease of 6%. The Company maintains current working capital credit lines totaling DM 3.5 million (approximately $1.6 million) with several German banks and a $1.0 million credit line with a U.S. bank. At September 30, 2001 the Company had borrowed $0.6 million against these lines.

The working capital position remains strong at September 30, 2001 due to the receipt of distribution fees from partnership arrangements of $200,000 and the infusion of additional capital into the Company by investors and the exercise of options and warrants of $1,381,000. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed.

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


                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

---------------------------------------- ---------- ------------------------------------- ---------------------------

                 NAME                       AGE              POSITIONS/OFFICES                PERIOD SERVED IN
                 ----                       ---              -----------------                ----------------
                                                                                               OFFICE/POSITION
                                                                                               ---------------
---------------------------------------- ---------- ------------------------------------- ---------------------------

G. Russell Cleveland                        62      Director                              1997 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
Robert C. Farone                            59      Director                              May 1999 - present

---------------------------------------- ---------- ------------------------------------- ---------------------------

J. Harold Helderman, MD                     56      Director                              1997 - present

---------------------------------------- ---------- ------------------------------------- ---------------------------

Manfred K. Kruger                           55      Chief Executive Officer               December 1999 -
                                                                                          present
                                                    President                             July 1999 - present
                                                    Chief Operating Officer               January 1999 - present
                                                    Vice President, Managing              1998 - present
                                                    Director, International
                                                    Operations
---------------------------------------- ---------- ------------------------------------- ---------------------------

---------------------------------------- ---------- ------------------------------------- ---------------------------
George Lombardi                             58      Chief Financial Officer,              1998 - present
                                                    Treasurer and Secretary
---------------------------------------- ---------- ------------------------------------- ---------------------------
P. Richard Lunsford                         43      Director                              2001 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
Thomas W. Pauken                            57      Chairman of the Board                 April 2000 - present
                                                    Director                              January 1999 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
Carlton E. Turner                           61      Director                              2000 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
David S. Wise                               46      Director                              2001 - present

---------------------------------------- ---------- ------------------------------------- ---------------------------

The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five years.

         OFFICERS AND DIRECTORS

         G. RUSSELL CLEVELAND is the President, Chief Executive Officer, sole Director, and majority shareholder of Renaissance Capital Group, Inc. ("Renaissance"). He is also President, Chief Executive Officer, and a director of Renaissance Capital Growth & Income Fund III, Inc. Mr. Cleveland is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland currently serves on the Boards of Directors of Renaissance U.S. Growth & Income Trust PLC, Cover-All Technologies, Inc., Digital Recorders, Inc., and Integrated Security Systems, Inc.

         ROBERT C. FARONE has been Vice President/General Manager of Samsonite Company Stores since June 2001. Samsonite Company Stores is a chain of 199 retail luggage stores. Mr. Farone had been President of Bag'n Baggage, Ltd. from June 1985 through February 2001. Bag'n Baggage is an 80-store retailer of luggage and leather goods operating in eight (8) states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's. Mr. Farone has also served as a director on the board of Caribbean Marine, Inc. from June 1985 to April 2001. From September 1985 to July 1986 he served as a director on the board of 50 Off Stores, and from August 1988 to September 1991 he served as Chairman of the Board. 50 Off Stores was a regional chain of deep discount stores specializing in ready to wear having 72 locations in five states.

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

         P.RICHARD LUNSFORD was recently appointed President and CEO of Acorn Cardiovascular, Inc., a privately held company, that develops interventional devices, which enable the cardiac surgeon to treat congestive heart failure. Between 1996 and October 2001, Mr. Lunsford had been the National Sales Manager, VP of Sales, and President for Sulzer Spine-Tech, the spine products division of Sulzer Medica, located in Minneapolis, MN. Mr. Lunsford has more than seventeen years experience in the medical device industry spanning three different medical specialties. Between 1990 and 1996, Mr. Lunsford was at SciMed/Boston Scientific Corporation, an interventional cardiology company, where he held positions in U.S. field sales management and directed the national accounts program where he worked closely for several years with Columbia/HCA. Prior to his time with SciMed/BSC he worked in sales and sales management with Allergan Medical Optics where he interfaced with the ophthalmologist regarding the surgical use of intraocular lenses and surgical lasers. Prior to his medical experience, Mr. Lunsford served four years in the U.S. Army as an Artillery Officer.

         THOMAS W. PAUKEN is the current Chairman of the Board. Mr. Pauken currently serves as the Trustee for Capital Partners II, Ltd. Liquidating Trust. He also serves on the Board of TOR Minerals International, Inc. For six years, Mr. Pauken served as Vice President and Corporate Counsel of Garvon, Inc., a Dallas-based venture capital company. From 1981 to 1985, Mr. Pauken served as Director of ACTION, an independent federal agency. He also served on the White House legal Counsel's staff during the Reagan Administration. Mr. Pauken's military service included a tour of duty in Vietnam as a Military Intelligence Officer. Mr. Pauken received a B.A. from Georgetown University and J.D. degree from Southern Methodist University Law School.

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

         DAVID S. WISE is Group Vice President and General Counsel of Sulzer Medica, a diverse global manufacturer of total hip, knee and shoulder orthopedic prostheses, spinal devices, dental implants, and various cardiovascular prostheses, including heart valves, vascular prostheses, and peripheral stents. Prior to joining Sulzer Medica in 1994, Mr. Wise was a partner in the Texas-based intellectual property law firm of Conley, Rose & Tayon, P.C. where his practice focused on intellectual property and other commercial litigation. Between 1982 and 1991, Mr. Wise was an associate and later a partner at Butler & Binion, L.L.P. Mr. Wise received a B.S. in Electrical Engineering from Rice University and a J.D. cum laude from Duquesne University.

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

         The 1996 Plan authorizes the granting of both incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986 ("ISO"), and non-statutory stock options ("NSSO") to purchase Common Stock. All employees of the Company and its affiliates are eligible to participate in the 1996 Plan. The 1996 Plan also authorizes the granting of NSSOs to non-employee Directors and consultants of the Company. Pursuant to the 1996 Plan, an option to purchase 10,000 shares of Common Stock shall be granted automatically to each outside Director who is newly elected to the Board. In addition, an option to purchase 10,000 shares of Common Stock shall be granted automatically, on the date of each annual meeting of shareholders of the Company, to each outside Director who has served in that capacity for the past six months and continues to serve following such meeting. Any outside Director may decline to accept any option granted to him under the 1996 Plan.

         The Board of Directors or the Compensation and Stock Option Committee is responsible for the administration of the 1996 Plan and determines the employees to which options will be granted, the period during which each option will be exercisable, the exercise price, the number of shares of the Common Stock covered by each option, and whether an option will be a non-qualified or an incentive stock option. The exercise price, however, for the purchase of shares subject to such an option, cannot be less than 100% of the fair market value of the Common Stock on the date the option is granted. The Stock Option Committee has no authority to administer or interpret the provisions of the 1996 Plan relating to the grant of options to outside Directors. The current members of the Compensation and Stock Option committee are Robert C. Farone, J. Harold Helderman and David S. Wise.

         No option granted pursuant to the 1996 Plan is transferable otherwise than by will or the laws of descent and distribution. The term of each option granted to an employee under the 1996 Plan is determined by the Board of Directors or the Compensation and Stock Option Committee, but in no event may such term exceed 10 years from the date of grant. Each option granted to an outside Director under the 1996 Plan shall be exercisable in whole or in part during the four year period commencing on the date of the grant of such option. Any option granted to an outside Director should remain effective during the entire term, regardless of whether such Director continues to serve as a Director. The purchase price per share of Common Stock under each option granted to a Director will be the fair market value of such share on the date of grant.

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

         The 1996 Plan presently reserves 3,500,000 shares of the Company's Common Stock for issuance thereunder. As of September 30, 2001, options have been issued for 2,515,797 shares and 984,203 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

         EMPLOYMENT AGREEMENTS

         The Company has an employment agreement with Manfred Kruger, its President, Chief Executive Officer, Chief Operating Officer and Managing Director, International Operations. Pursuant to that agreement, the term of Mr. Kruger's employment with the Company commenced on June 16,1997. The agreement is for an indefinite period and shall terminate upon written notice by the Company, notice of his election to terminate, or the Company terminates his employment for cause. Minimum notice of termination by the Company, except for cause, is one year from the end of a calendar quarter. Mr. Kruger's annual base salary is currently $230,000. In addition, the employment agreement provides for an annual bonus in an amount equal to 35% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board.

         The Company has an employment agreement with George Lombardi, its Chief Financial Officer, Treasurer and Secretary. Pursuant to that agreement, the term of Mr. Lombardi's employment with the Company commenced on March 30, 1998 and shall terminate on March 30, 2002 subject to automatic extensions for additional one-year periods, unless the Company or Mr. Lombardi delivers a written notice of his or its election to terminate, or the Company terminates his employment for cause. Mr. Lombardi's annual base salary is currently $150,000. In addition, the Company provides an annual bonus in an amount equal to 30% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board.

         The following table sets forth the compensation awarded to, or paid to all persons who have served as Chief Executive Officer and other officers or individuals whose compensation exceeded $100,000 for this period.


                           SUMMARY COMPENSATION TABLE

---------------------- -------- -------------------------------------- ------------------------------------ ----------------

                                         Annual Compensation                 Long Term Compensation

---------------------- -------- ---------- --------- ----------------- ------------------------- ---------- ----------------

                                                                                Awards            Payouts
---------------------- -------- ---------- --------- ----------------- ----------- ------------- ---------- ----------------

                                                                                    Securities
                                                          Other        Restricted   Underlying
 Name And Principal    Fiscal                             Annual       Stock         Options     LTIP          All Other
      Position          Year     Salary     Bonus      Compensation     Award(s)                  Payouts    Compensation
                                   ($)       ($)           ($)            ($)          (#)          ($)           ($)
                                                                                       (1)
---------------------- -------- ---------- --------- ----------------- ----------- ------------- ---------- ----------------
Manfred K. Kruger
President, Chief        2001     230,000      0             0              0          35,000         0          22,000
Executive Officer &     2000     174,200    70,000          0              0         210,000         0          22,000
Chief Operating         1999     150,000    23,400          0              0          42,500         0          10,900
Officer

George Lombardi
Chief Financial         2001     150,000    10,000          0              0          15,000         0             0
Officer, Treasurer      2000     143,500    38,000          0              0          50,000         0             0
and Secretary           1999     132,500    16,600          0              0          33,000         0             0

---------------------- -------- ---------- --------- ----------------- ----------- ------------- ---------- ----------------


                        OPTION GRANTS IN FISCAL YEAR 2001
                               (Individual Grants)
------------------------------- ------------------------ ------------------------ ------------- ------------------------


                                 Number of Securities
                                  Underlying Options        Percent of Total
                                        Granted            Options Granted To     Exercise or
                                          (#)                   Employees          Base Price         Expiration
             Name                                                                    ($/Sh)              Date

------------------------------- ------------------------ ------------------------ ------------- ------------------------
Manfred K. Kruger
                                        35,000                    25.8%              $3.00      March 26, 2011
------------------------------- ------------------------ ------------------------ ------------- ------------------------
George Lombardi                         15,000                    11.0%              $3.00      March 26, 2011
------------------------------- ------------------------ ------------------------ ------------- ------------------------

         The following table sets forth the value of the unexercised options at September 30, 2001. No options were exercised during this fiscal year. The market price of the Company's common stock at September 30, 2001 was $2.40.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

---------------------------------------- -------------------------------------- --------------------------------------
                                                 Number of Unexercised                  Value of Unexercised
                                                      Options at                       In-the-Money Options at
                 Name                             September 30, 2001                     September 30, 2001
---------------------------------------- -------------------------------------- --------------------------------------
                                            Exercisable     Unexercisable       Exercisable        Unexercisable
---------------------------------------- ------------------ ------------------- ------------------ -------------------

---------------------------------------- ------------------ ------------------- ------------------ -------------------
Manfred K. Kruger                             372,500            140,000            $ 315,810          $ 124,310
---------------------------------------- ------------------ ------------------- ------------------ -------------------
George Lombardi                               154,250             43,750            $ 75,970            $ 42,850
---------------------------------------- ------------------ ------------------- ------------------ -------------------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 2001, by (i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of November 30, 2001, there were approximately 15,084,610 shares of Common Stock issued and outstanding.


===================================================================================================================

      NAME AND ADDRESS                                                      AMOUNT AND NATURE        PERCENTAGE
     OF BENEFICIAL OWNER                                               OF BENEFICIAL OWNER (1)(2)   OF CLASS (3)
===================================================================================================================

Capital Partners II, Ltd. Liquidating Trust (4) (6) (9)..........          7,904,908                   52.40%
    5646 Milton Street
    Suite 900
    Dallas, TX 75206

NatWest Ventures (Investments) Ltd...............................          1,896,794                   12.57%
    Fenchurch Exchange
    8 Fenchurch Place
    London, England
    EC3M4TE

Sulzer Medica USA Holding Co (4)(11).............................          1,344,670                    8.91%
3 East Greenway Plaza, Suite 1600
Houston, Texas 77046

G. Russell Cleveland (5).........................................             77,300                        *

Robert C. Farone (6).............................................            115,814                        *


Dr. J. Harold Helderman (7)......................................             88,535                        *

Manfred K. Kruger (8)............................................            421,250                    2.72%

George Lombardi (8)..............................................            174,250                    1.14%

P. Richard Lunsford (4)(11)......................................             10,000                        *

Thomas W. Pauken (9).............................................          8,212,948                   53.98%

Carlton E. Turner (8)............................................             30,000                        *

David S. Wise (4)(11)............................................             10,000                        *

All directors and officers as a group (9 persons)................          9,130,097                   56.84%
-------------------
*      Less than 1%


 1 In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
 2 Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the common stock beneficially owned by them.
 3 In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 2001 held by such individual or group.
 4 On December 26, 2000, Sulzer Medica USA Holding Co. completed a tender offer and purchased approximately 50% of the outstanding interests in Capital Partners II, Ltd. Liquidating Trust. See Notes 6 and 9.
 5 Includes 60,000 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Cleveland is the President and majority shareholder of Renaissance Capital Group, Inc. His business address is 8080 N. Central Expressway, Suite 210-LB 59, Dallas, TX 75206. See notes 4 and 12.
 6 Includes 60,000 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Farone is a Supervisory Trustee of Capital Partners II, Ltd. Liquidating Trust (see Notes 4 and 12).
 7 Includes 82,500 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
 8 All of the shares of common stock beneficially owned by Messrs. Kruger, Lombardi, and Turner are derivative securities issuable upon exercise of options exercisable within sixty (60) days.

 9 Includes all of the shares of common stock beneficially owned by Capital Partners II, Ltd Liquidating Trust (see Notes 4, 7 and 9). Mr. Pauken is the Trustee of Capital Partners II, Ltd. Liquidating Trust and has voting rights to all of the shares owned by the Trust. Mr. Pauken separately has beneficial ownership in 308,040 shares of common stock. It also includes 130,000 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
10 Includes 78,494 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

11 All of the shares of common stock are beneficially owned by Sulzer Medica USA Holding Co and are derivative securities issuable upon exercise of options exercisable within sixty (60) days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     10.7 Employment Agreement between Biodynamics International, Inc. and Manfred Kruger, dated June 9, 1997.*

     10.8     Employment Agreement between Biodynamics International, Inc,. and
                  George Lombardi, dated March 30, 1998.*

     21       Subsidiaries of Registrant.*

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

Date December 19, 2001

                                          TUTOGEN MEDICAL, INC.


                                           /s/ Manfred K. Kruger
                                          ----------------------
                                          Manfred K. Kruger
                                          President, Chief Executive Officer and
                                          Chief Operating Officer


                                          /s/ George Lombardi
                                          -------------------
                                          George Lombardi
                                          Chief Financial Officer, Treasurer and
                                          Secretary


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


Signature                                          Title                                       Date
---------                                          -----                                       ----


/s/ G. Russell Cleveland                         Director                               December 19, 2001
-------------------------------------
G. Russell Cleveland


/s/ Robert C. Farone                             Director                               December 19, 2001
-------------------------------------
Robert C. Farone


/s/ J. Harold Helderman                          Director                               December 19, 2001
-------------------------------------
Dr. J. Harold Helderman


/s/ Manfred K. Kruger                            Director                               December 19, 2001
-------------------------------------
Manfred K. Kruger


/s/ P. Richard Lunsford                          Director                               December 19, 2001
-------------------------------------
P. Richard Lunsford


/s/ Thomas W. Pauken                             Director                               December 19, 2001
-------------------------------------
Thomas W. Pauken

/s/ Carlton E. Turner                            Director                               December 19, 2001
-------------------------------------
Carlton E. Turner

/s/ David S. Wise                                Director                               December 19, 2001
-------------------------------------
David S. Wise

    TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

    INDEPENDENT AUDITORS' REPORT

    CONSOLIDATED FINANCIAL STATEMENTS
    Years Ended September 30, 2001 and 2000

                                                       [DELOITTE & TOUCHE LOGO]
INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
Clifton, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and Subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive (loss) income, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 12 to the consolidated financial statements, effective October 1, 2000 the Company changed its method of accounting for distribution fee income, from a cash basis to a deferred basis whereby distribution fee income is recognized as products are delivered over the periods. This accounting change resulted in the cumulative effect adjustment which reduced net earnings for the year ended September 30, 2001 by approximately $1.1 million, or .08 per basic and diluted common share. The cumulative effect adjustment was recorded net of an income tax benefit of approximately $.6 million, and was primarily composed of approximately $1.4 million and $.3 million of distribution fees which were included in revenue as of September 30, 2001 and 2000, respectively.

/s/ DELOITTE & TOUCHE
---------------------
DELOITTE & TOUCHE

November 28, 2001


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------

ASSETS                                                                        2001          2000

CURRENT ASSETS:
  Cash and cash equivalents                                                $  4,352      $  3,835
  Accounts receivable, net of allowance for doubtful
    accounts of $167 in 2001 and $163 in 2000                                 1,858         1,559
  Inventories - net                                                           5,491         5,652
  Deferred income taxes                                                         287           135
  Other current assets                                                          486           585
                                                                           --------      --------

           Total current assets                                              12,474        11,766

PROPERTY, PLANT AND EQUIPMENT - Net                                           3,906         3,072

INTANGIBLE ASSETS - Net                                                           1             2

DEFERRED INCOME TAXES                                                         2,896             -
                                                                           --------       -------

TOTAL ASSETS                                                               $ 19,277      $ 14,840
                                                                           ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $  2,676      $  1,966
  Revolving credit arrangements                                                 584           333
  Current portion of deferred distribution fees                                 346             -
  Current portion of long-term debt                                              63            58
                                                                           --------      --------

           Total current liabilities                                          3,669         2,357

OTHER LIABILITIES:
  Deferred distribution fees                                                  2,444             -
  Long-term debt                                                                707           745

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                         12,457        11,738
                                                                           --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 19,277      $ 14,840
                                                                           ========       =======


See notes to consolidated financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
-----------------------------------------------------------------------------------------------------

                                                                             2001            2000

REVENUE:
  Surgical products and related services                               $    12,838    $    15,226
  Distribution fees                                                            324          1,400
                                                                       -----------    -----------

           Total revenue                                                    13,162         16,626

COST OF REVENUE                                                              8,670          8,154
                                                                       -----------    -----------

           Gross margin                                                      4,492          8,472
                                                                       -----------    -----------

OPERATING EXPENSES:
  General and administrative                                                 2,868          2,689
  Distribution and marketing                                                 3,124          2,443
  Research and development                                                     667            281
  Depreciation and amortization                                                128            222
                                                                       -----------    -----------

           Total operating expenses                                          6,787          5,635
                                                                       -----------    -----------

OPERATING (LOSS) INCOME                                                     (2,295)         2,837

OTHER INCOME                                                                   377            243

INTEREST EXPENSE                                                               (78)          (259)
                                                                       -----------    -----------

(LOSS) INCOME  BEFORE BENEFIT FOR INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                   (1,996)         2,821

(BENEFIT OF) PROVISION FOR INCOME TAXES                                     (2,445)            20
                                                                       -----------    -----------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                            449          2,801

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - net of tax                          1,121            -
                                                                       -----------    -----------

NET (LOSS) INCOME                                                             (672)         2,801

OTHER COMPREHENSIVE INCOME (LOSS) -
  Foreign currency translation adjustments                                      10           (810)
                                                                       -----------    -----------

COMPREHENSIVE (LOSS) INCOME                                            $      (662)   $     1,991
                                                                       ===========    ===========

AVERAGE SHARES OUTSTANDING FOR BASIC (LOSS)
  EARNINGS PER SHARE                                                    14,749,373     11,900,375
                                                                       ===========    ===========

BASIC (LOSS) EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                 $      0.03    $      0.24
                                                                       ===========    ===========
  Cumulative effect of accounting change                               $     (0.08)   $        -
                                                                       ===========    ===========
  Net (loss) income                                                    $     (0.05    $      0.24
                                                                       ===========    ===========

AVERAGE SHARES OUTSTANDING FOR DILUTED (LOSS)
  EARNINGS PER SHARE                                                    14,749,373     14,012,492
                                                                       ===========    ===========

DILUTED (LOSS) EARNINGS PER SHARE:
  Income before cumulative effect of accounting change                 $      0.03    $      0.20
                                                                       ===========    ===========
  Cumulative effect of accounting change                               $     (0.08)   $        -
                                                                       ===========    ===========
  Net (loss) income                                                    $     (0.05)   $      0.20
                                                                       ===========    ===========


See notes to consolidated financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------

                                                                                            2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                     $   (672)     $  2,801
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization                                                            356           426
    Deferred income taxes                                                                 (2,580)           12
    Cumulative effect of accounting change                                                 1,121             -
    Changes in assets and liabilities:
      Accounts receivable                                                                     15           256
      Inventories                                                                            250          (767)
      Other current assets                                                                   (38)         (262)
      Accounts payable and accrued expenses                                                  674           366
      Deferred distribution fees revenue                                                   1,084             -
                                                                                        --------      --------

           Net cash provided by operating activities                                         210         2,832
                                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                                      (1,086)       (1,197)
                                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                                 1,381         2,643
  Proceeds from revolving credit arrangements                                              1,036           429
  Repayment of revolving credit arrangements                                                (802)       (1,095)
  Proceeds from long-term debt                                                                 -           568
  Repayment of long-term debt                                                                (62)         (627)
  Capital lease payments                                                                       -           (4)
                                                                                        --------      --------

           Net cash provided by financing activities                                       1,553         1,914
                                                                                        --------      --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     (160)          (90)
                                                                                        --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    517         3,459

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               3,835           376
                                                                                        --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $  4,352      $  3,835
                                                                                        ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE -
  Interest paid                                                                         $     78      $    259
                                                                                        ========      ========

SCHEDULE OF NONCASH FINANCING ACTIVITIES -
  Issuance of common stock in exchange for convertible long-term debt and
    accrued interest                                                                    $      -      $    490

  Issuance of common stock/options for services                                                5             9
                                                                                        --------      --------

                                                                                        $      5      $    499
                                                                                        ========      ========

See notes to consolidated financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001 AND 2000
(In Thousands, Except for Share Data)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                             ACCUMULATED
                                                  COMMON      ADDITIONAL                      OTHER
                                                  STOCK         PAID-IN       TREASURY      COMPREHENSIVE   ACCUMULATED
                                                  ($.01 PAR)    CAPITAL        STOCK          LOSS           DEFICIT

BALANCE, OCTOBER 1, 1999                            $ 109        $ 30,347       $      -        $ (378)       $ (23,464)

  Conversion of convertible debentures                  4             486              -             -                -
  Stock issued for private placement                    4             352              -             -                -
  Stock issued on exercise of options                  17           2,270              -             -                -
  Net income                                            -               -              -             -            2,801
  Treasury stock                                        7           1,675         (1,682)            -                -
  Foreign currency translation adjustment               -               -              -           (810)              -
                                                   ------       ---------       --------        -------      ----------

BALANCE, SEPTEMBER 30, 2000                           141          35,130        (1,682)         (1,188)        (20,663)

  Stock issued on exercise of options                   3             346              -             -                -
  Stock issued on exercise of warrants                  7           1,025              -             -                -
  Net loss                                              -               -              -             -             (672)
  Treasury stock                                        4             889           (893)            -                -
  Cancellation of treasury stock                       (5)         (2,570)         2,575             -                -
  Foreign currency translation adjustment               -               -              -            10                -
                                                   ------       ---------       --------        -------      ----------

BALANCE, SEPTEMBER 30, 2001                        $  150       $  34,820       $      -        $(1,178)     $  (21,335)
                                                   ======       =========       ========        ========     ==========


                                                                 COMMON
                                                                 SHARES
                                                               ISSUED AND
                                                 TOTAL        OUTSTANDING
                                                ------------------------------
BALANCE, OCTOBER 1, 1999                          $ 6,614        10,861,236

  Conversion of convertible debentures                490           363,000
  Stock issued for private placement                  356           355,000
  Stock issued on exercise of options               2,287         1,752,817
  Net income                                        2,801                 -
  Treasury stock                                        -           733,035
  Foreign currency translation adjustment            (810)                -
                                                 --------      ------------

BALANCE, SEPTEMBER 30, 2000                        11,738        14,065,088

  Stock issued on exercise of options                 349           409,136
  Stock issued on exercise of warrants              1,032           745,520
  Net loss                                           (672)                -
  Treasury stock                                        -           179,949
  Cancellation of treasury stock                        -          (468,333)
  Foreign currency translation adjustment              10                 -
                                                 --------      ------------

BALANCE, SEPTEMBER 30, 2001                      $ 12,457        14,931,360
                                                 ========      ============

                                      F-6

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


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

      FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's German subsidiary is the Deutsche Mark ("DM"). Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, noncash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency gains of $168 and $95 in 2001 and 2000, respectively. The exchange rates at September 30, 2001 and 2000 were DM 2.20/U.S. Dollar and DM 2.22/U.S. Dollar, respectively.

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

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the following estimated useful lives of the assets:

      Building and improvements                                      40 years

      Machinery, equipment, furniture and fixtures                 3-10 years


      INTANGIBLE ASSETS - Intangible assets consist of patents and trademarks, which are stated at acquired cost less accumulated amortization. Patents are amortized on a straight-line basis over a weighted average of the remaining patent protection periods of all existing worldwide patents and do not exceed thirteen years. Trademarks are amortized straight-line over the expected benefit period of five years. On an annual basis the Company reviews these assets for events or changes that may have occurred which may indicate impairment. In performing this review, the Company estimates the future cash flows expected to result from the use of these assets. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, impairment would be recognized. The Company believes no such impairment existed as of September 30, 2001 and 2000 based on its analysis.

      LONG-TERM DEBT - The carrying value of long-term debt approximates fair value.

      REVENUE AND COST OF REVENUE - Revenue includes amounts from surgical products and related services and distribution fees from strategic partnerships. Cost of revenue includes depreciation of $227 and $204 for the years ended September 30, 2001 and 2000, respectively. Revenue from surgical products and related services is recognized upon the shipment of the processed tissues and when services are performed. The Company's terms of sale are FOB shipping point. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered over the periods.

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

      TOTAL COMPREHENSIVE INCOME (LOSS) - During 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME (LOSS). Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders, and for the Company, includes net income
      (loss) and cumulative translation adjustments.

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

      NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company plans to adopt the provisions of SFAS No. 141 for any business combination that is initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No's. 141 and 142 will not have a material impact on its results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

      EMPLOYEE SAVINGS PLAN - The Company maintains the Tutogen Medical, Inc. 401(k) Plan (the "Plan") for which all of the United States employees are eligible. The Plan requires the attainment of the age of 21 and a minimum of six months of employment to become a participant. Participants may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis, subject to the maximum dollar limit set by the Internal Revenue Service. The expenses incurred for this plan were $22 and $24 in 2001 and 2000, respectively.

      RECLASSIFICATION - Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

3.    CONCENTRATION OF CREDIT RISK

      The exposure to risk related to foreign currency exchange rate changes is limited primarily to intercompany transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

      The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. One customer accounted for 18% and 36% of consolidated revenue in 2001 and 2000, respectively. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 2001.

4.    INVENTORIES

      Major classes of inventory at September 30, 2001 and 2000 were as follows:

                                                          2001          2000

        Raw materials                                   $ 1,148       $   820
        Work in process                                   1,893         2,564
        Finished goods                                    3,486         3,018
                                                        -------       -------

                                                          6,527         6,402

        Less reserves for obsolescence                    1,036           750
                                                        -------       -------

                                                        $ 5,491       $ 5,652
                                                        =======       =======

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at September 30, 2001 and 2000 consisted of the following:

                                                         2001          2000

        Land                                            $   375       $   363
        Buildings and improvements                        2,675         2,402
        Machinery and equipment                             982           548
        Office furniture and equipment                    1,617         1,152
                                                        -------       -------

                                                          5,649         4,465

        Less accumulated depreciation and amortization   (1,743)       (1,393)
                                                        -------       -------

                                                        $ 3,906       $ 3,072
                                                        =======       =======

      There was no property held under capital leases at September 30, 2001 and 2000. The depreciation expense for the years ended September 30, 2001 and 2000 was approximately $356 and $426, respectively.

6.   INTANGIBLE ASSETS

     Intangible assets at September 30, 2001 and 2000 consisted of the following:

                                                      2001         2000

     Patents                                         $ 5,118      $ 4,951
     Trademarks                                          998          966
                                                     -------      -------

                                                       6,116        5,917

     Less accumulated amortization                    (6,115)      (5,915)
                                                     -------      -------

                                                     $     1      $     2
                                                     =======      =======

      At September 30, 2001 and 2000, the Company has assessed the carrying values of all intangible assets in accordance with SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. On an annual basis the Company reviews these assets for events or changes that may have occurred which may indicate impairment. In performing this review, the Company estimates the future cash flows expected to result from the use of these assets. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, impairment would be recognized. The Company believes no such impairment exists as of September 30, 2001 and 2000. The amortization expense for the years ended September 30, 2001 and 2000 was approximately $1 and $162, respectively.

7.    REVOLVING CREDIT ARRANGEMENTS

      Under the terms of revolving credit facilities with four German banks, all of which expire within the next 12 months, the Company may borrow up to DM
      3.5 million or approximately $1,600 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 9.15% to 10.5%. At September 30, 2001, $584 of the borrowings under the revolving credit agreements was unsecured. At September 30, 2000, $233 of the borrowings under the revolving credit agreements was secured by land, buildings and accounts receivables of the Company's German operation, while the balance of $100 was unsecured.

      The Company entered into a revolving credit facility in the U.S. for up to $1.0 million, expiring on February 1, 2002. The U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility.

8.    LONG-TERM DEBT

      Long-term debt at September 30, 2001 and 2000 consisted of the following:

                                                       2001         2000

      Senior debt, 5.75% interest until
        March 30, 2008 when terms are
        renegotiable, due 2008                         $  770       $  803

      Less current portion                                (63)         (58)
                                                       ------       ------

                                                       $  707       $  745
                                                       ======       ======

      Aggregate maturities of long-term debt are $63 in 2002; $65 in 2003; $69 in 2004; $73 in 2005; $79 in 2006 and $421 thereafter.

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

      STOCK OPTIONS - The Company maintains a 1996 Stock Option Plan (3,500,000 shares authorized) under which incentive and nonqualified options have been granted to employees, directors and certain key affiliates. Under the "Plan," options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant.

      Changes in outstanding options for the Plan were as follows:


                                                                    WEIGHTED
                                                     NUMBER OF       AVERAGE
                                                      COMMON        EXERCISE
                                                      SHARES          PRICE

          Outstanding October 1, 1999                 1,705,172      $ 1.79

            Granted                                     855,200        2.46
            Canceled                                   (197,000)       1.74
            Exercised                                   (78,830)       1.28
                                                     ----------      ------

          Outstanding September 30, 2000              2,284,542        1.91

            Granted                                     315,500        3.47
            Canceled                                   (163,075)       2.37
            Exercised                                  (189,899)       1.41
                                                     ----------      ------

          Outstanding September 30, 2001              2,247,068      $ 2.18
                                                     ==========      ======


                                              OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                    -----------------------------------------   ---------------------------
                                                      WEIGHTED
                                       NUMBER         AVERAGE                      NUMBER
                                     OUTSTANDING     REMAINING      WEIGHTED     EXERCISABLE     WEIGHTED
                                        AS OF       CONTRACTUAL     AVERAGE         AS OF        AVERAGE
         RANGE OF                   SEPTEMBER 30,      LIFE         EXERCISE     SEPTEMBER 30,   EXERCISE
      EXERCISE PRICE                    2001         (IN YEARS)      PRICE          2001           PRICE
      --------------                --------------   ----------    ----------   --------------   ----------

      $0.94 to $1.38                    688,600         5.9          $ 1.06          432,150       $ 4.63
      $1.50 to $2.22                    901,068         5.5            1.74          821,568         5.29
      $2.31 to $3.44                    257,000         6.1            2.92          182,250         4.87
      $4.00 to $7.81                    400,400         7.4            4.63          173,525         5.30
                                      ---------                                    ---------

      $0.94 to $7.81                  2,247,068         6.0          $ 2.18        1,609,493       $ 5.07
                                      =========         ===          ======        =========       ======


      Under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the pro forma amounts if stock options and warrants were reported under the fair value method is as follows:



       Pro forma net (loss) income                         $ (934)     $ 2,562
       Pro forma basic (loss) earnings per share            (0.06)        0.22
       Pro forma diluted (loss) earnings per share          (0.06)        0.18


      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 10%, a risk-free interest rate of 4.69% and an expected life of three years. A dividend yield of zero has been assumed.

10.   SEGMENT DATA

      The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations include in two geographically determined segments: the United States and Europe ("International"). The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring and foreign exchange gains or losses. The Company accounts for intersegment sales and transfers at contractually agreed-upon prices.

      The Company's reportable segments are strategic business units that offer products and services to different geographic markets. They are managed separately because of the differences in these markets as well as their physical location.

      A summary of the operations and assets by segment as of and for the years ended September 30, 2001 and 2000 are as follows:


2001                                    INTERNATIONAL      UNITED STATES      CONSOLIDATED

Gross revenue                            $   8,354          $   6,976           $ 15,330
Less - intercompany                         (2,168)                 -             (2,168)
                                         ---------          ---------           --------

Total revenue - third party              $   6,186          $   6,976           $ 13,162
                                         =========          =========           ========

Depreciation and amortization            $     242          $     114           $    356
                                         ---------          ---------           --------

Interest expense                         $      73          $       5           $     78
                                         ---------          ---------           --------

Net income (loss)                        $   1,039          $  (1,711)          $   (672)
                                         ---------          ---------           --------

Capital expenditures                     $     522          $     564           $  1,086
                                         ---------          ---------           --------

Total assets                             $  11,252          $  28,058           $ 39,310
Less intercompany advances                       -            (20,033)           (20,033)
                                         ---------          ---------           --------

                                         $  11,252          $   8,025           $ 19,277
                                         =========          =========           ========


2000                                    INTERNATIONAL      UNITED STATES      CONSOLIDATED

Gross revenue                            $  11,304          $   9,076           $ 20,380
Less - intercompany                         (3,754)                 -             (3,754)
                                         ---------          ---------           --------

Total revenue - third party              $   7,550          $   9,076           $ 16,626
                                         =========          =========           ========

Depreciation and amortization            $     365          $      61           $    426
                                         ---------          ---------           --------

Interest expense                         $     221          $      38           $    259
                                         ---------          ---------           --------

Net income                               $   1,997          $     804           $  2,801
                                         ---------          ---------           --------

Capital expenditures                     $   1,097          $     100           $  1,197
                                         ---------          ---------           --------

Total assets                             $   7,441          $  25,914           $ 33,355
Less intercompany advances                       -            (18,515)           (18,515)
                                         ---------          ---------           --------

                                         $   7,441          $   7,399           $ 14,840
                                         =========          =========           ========



      Total International long-lived assets of $3,270 and $2,887 for the years ended September 30, 2001 and 2000, respectively, are located in Germany.

11.   INCOME TAXES

      The (benefit of) provision for income taxes before the cumulative effect of the accounting change for the years ended September 30, 2001 and 2000 are summarized as follows:

                                                       2001          2000

          Current:
            Federal                                   $    -        $     20
            State                                          -            -
            Foreign                                        -            -
                                                      -------       -------

                                                           -              20
                                                      -------       -------

          Deferred:
            Federal                                    (3,300)       (1,292)
            State                                        (472)         (189)
            Foreign                                    (3,048)       (1,212)
                                                      -------       -------

                                                       (6,820)       (2,693)
          Valuation allowance                           3,772         2,693
                                                      -------       -------

          (Benefit of) provision for income taxes     $(3,048)      $    20
                                                      =======       =======

      The differences between the U.S. statutory rates and those in the consolidated financial statements of operations and comprehensive (loss) income are primarily due to the foreign entity being taxed at a lower rate and certain non-deductible items, as follows

                                                           2001          2000

          Income tax at federal statutory rate (35%)    $   (699)      $   987

          Valuation allowance                             (2,449)       (1,067)
          Meals and entertainment - other                    100           100
                                                        --------       -------

          Total                                         $ (3,048)      $    20
                                                        ========       =======

      The tax effect of the temporary differences that give rise to the Company's net deferred taxes as of September 30, 2001 and 2000 are as follows:


                                                   2001          2000

      Assets:
        Deferred tax assets:
          Current:
            Bad debt reserve                      $     46      $     46
            Inventory reserve                           92            60
                                                  --------      --------

        Subtotal                                       138           106
                                                  --------      --------

          Noncurrent:
            NOL                                      6,816         2,713
                                                  --------      --------

        Subtotal                                     6,816         2,713
                                                  --------      --------

      Net deferred tax asset                      $  6,954      $  2,819
                                                  ========      ========

      Liability:
        Deferred tax liability:
          Noncurrent:
            Fixed assets                          $    134      $    126
                                                  --------      --------

        Deferred tax assets                          6,954         2,819
        Deferred tax liability                        (134)         (126)
        Valuation allowance                         (3,637)       (2,558)
                                                  --------      --------

                                                  $  3,183      $    135
                                                  ========      ========

      The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses and tax credit carryovers. The increase in the valuation allowance primarily relates to federal and state net operating losses and credit carryovers, which may not be realized, offset by the utilization of foreign net operating loss carryovers not previously benefited.

      The Company has approximately $6,800 of federal net operating loss carryforwards expiring beginning in 2013, a $21 AMT credit carryforward, and a $28 on research and development credit that will expire in 2013 if unused. The Company also has state net operating loss carryforwards of approximately $5,500 that will begin to expire in 2004.

      The Company has a corporate net operating loss carry forward ("NOL") for German income tax purposes of approximately $9,300 (DM20,000,000) and trade net operation loss carry forward ("NOL") for German income tax purposes of approximately $7,500 (DM 16,000,000), which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of FASB Statement No. 109. Accounting for Income Taxes, and recognizes these benefits only as reassessment based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of September 30, 2001, the Company continues to record the existing valuation allowance on its U.S. operations and eliminated the full valuation allowance on its international operations based upon future taxable income projections.

12.   ACCOUNTING CHANGE

      The company has entered into comprehensive long term agreements with various organizations, including Mentor Corporation, Sulzer Spin-Tech, Inc. and Sulzer Dental, Inc. for the worldwide distribution of its patented Tutoplast(R) processed bone and soft tissue. Upon execution of these agreements, each of these organizations made initial nonrefundable payments to the Company, which were previously recognized as distribution fees. During the quarter ended December 31, 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB101 provides that up front payments under these arrangements be recognized as revenue as products are delivered over the periods. The cumulative effect of this accounting change was an after-tax charge of $1.1 million ($.08 per basic and diluted common share), net of a tax benefit of $.6 million, in the first quarter of 2001. If the Company had adopted SAB 101 at October 1, 1999 the cumulative effect of this accounting change would have been an after-tax charge of $.3 million ($.02 per basic and diluted common share), net of a tax benefit of $.2 million, in the first quarter of 2000.


13.   EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the years ended September 30, 2001 and 2000:

      (In thousands, except share and per share amount data)


                                                      2001                                    2000
                                     --------------------------------------  -------------------------------------
                                        NET                     PER SHARE        NET                    PER SHARE
                                        LOSS        SHARES        AMOUNT       INCOME        SHARES      AMOUNT

      Basic (loss) earnings per share    $ (672)     14,749,373    $ (0.05)   $ 2,801     11,900,375    $ 0.24

      Effect of dilutive secured:
        Stock options                       -               -          -         -         2,112,117      -
                                         ------   -------------    -------    -------    -----------    ------

      Diluted (loss) earnings per share  $ (672)     14,749,373    $ (0.05)   $ 2,801     14,012,492    $ 0.20
                                         ======   =============    =======    =======    ===========    ======

14.   COMMITMENTS AND CONTINGENCIES

      The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $485 and $298 per year for the years ended September 30, 2001 and 2000, respectively.

      Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2001 are as follows:

        2002                                                          $483
        2003                                                           260
        2004                                                            91
        2005                                                             1
                                                                      ----

                                                                      $835
                                                                      ====

      The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

15.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                      2001 QUARTER ENDED
                                                 --------------------------------------------------------------------
                                                   DECEMBER 31      MARCH 31         JUNE 30          SEPTEMBER 30
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Revenues                                        $ 3,147          $ 3,002          $ 3,680          $ 3,333
      Gross margin                                      1,204              743            1,051            1,494
      Operating expenses                                1,394            1,669            1,797            1,927
      Operating loss                                     (190)            (926)            (746)            (433)
      Income (loss) before cummulative
        effect of accounting change                     2,214             (829)            (698)            (238)
      Cummulative effect of
        accounting change                               1,121                -                -                -
      Net income (loss)                                 1,093             (829)            (698)            (238)
      Earnings (loss) per share:
        Basic                                         $  0.08         $  (0.06)         $ (0.05)         $ (0.02)
        Diluted                                       $  0.07         $  (0.06)         $ (0.05)         $ (0.02)


                                                                                      2000 QUARTER ENDED
                                                 --------------------------------------------------------------------
                                                   DECEMBER 31      MARCH 31         JUNE 30          SEPTEMBER 30
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Revenues                                        $ 4,407          $ 5,372          $ 3,385          $ 3,462
      Gross margin                                      1,887            2,895            1,961            1,729
      Operating expenses                                1,283            1,494            1,294            1,564
      Operating income                                    604            1,401              667              165
      Net income                                          524            1,396              605              276
      Earnings per share:
        Basic                                         $  0.05          $  0.12          $  0.05          $  0.02
        Diluted                                       $  0.04          $  0.09          $  0.04          $  0.02


                                                      ******