Form 10QSB
period 2001-12-31
TUTOGEN MEDICAL INC
filed 2002-02-12
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

XX   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934.

For the period ended December 31, 2001.

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

As of January 31, 2001 there were outstanding 15,124,610 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.                      Financial Information.                               Page No.

           ITEM 1.           Financial Statements.

                             Consolidated Balance Sheets - December 31, 2001          1
                             (unaudited) and September 30, 2001.

                             Consolidated Statements of Operations for the            2
                             three months ended December 31, 2001 and 2000
                             (unaudited).

                             Consolidated Statements of Cash Flows for the            3
                             three months ended December 31, 2001 and 2000
                             (unaudited).

                             Notes to Consolidated Financial Statements.              4
                             (unaudited)
           ITEM 2.           Management's Discussion and Analysis of Financial        8
                             Condition and Results of Operations.

PART II.                     Other Information.

           ITEM 6.           Reports on Form 8-K                                     11

SIGNATURES                                                                           12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        (UNAUDITED)
                                                         DECEMBER 31,      SEPTEMBER 30,
                                                            2001             2001
                                                         ------------     ------------

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                               $  4,037         $  4,352
    Accounts receivable - net                                  3,278            1,858
    Inventories - net                                          5,510            5,491
    Deferred income taxes                                        287              287
    Other current assets                                         483              486
                                                         ------------     ------------
                                                              13,595           12,474

PROPERTY, PLANT AND EQUIPMENT, NET                             3,796            3,906

INTANGIBLE ASSETS - NET                                            1                1

DEFERRED INCOME TAXES                                          2,896            2,896
                                                         ------------     ------------

TOTAL ASSETS                                                $ 20,288         $ 19,277
                                                         ============     ============



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                   $  3,384         $  2,676
    Revolving credit arrangements                                608              584
    Current portion of deferred distribution fees                370              346
    Current portion of long-term debt                             63               63
                                                         ------------     ------------
                                                               4,425            3,669

OTHER LIABILITIES
    Long-term debt                                               681              707
    Deferred distribution fees                                 2,396            2,444

SHAREHOLDERS' EQUITY                                          12,786           12,457
                                                         ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 20,288         $ 19,277
                                                         ============     ============

See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                    2001             2000
                                                                    ----             ----


OPERATING REVENUES
          Surgical products and related services                  $    4,921       $    3,074
          Distribution fees                                               91               73
                                                                 ------------     ------------

             Total revenues                                            5,012            3,147

          Cost of revenue                                              2,802            1,943
                                                                 ------------     ------------

             Gross margin                                              2,210            1,204


OPERATING EXPENSES
         General and administrative                                      702              649
         Distribution and marketing                                    1,150              626
         Research and development                                        176              102
         Depreciation and amortization                                    31               17
                                                                 ------------     ------------
                                                                       2,059            1,394

OPERATING PROFIT (LOSS)                                                  151             (190)


Other (expense) income                                                    (4)             170
Interest expense                                                         (22)             (13)
                                                                 ------------     ------------
                                                                         (26)             157

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                          125              (33)

Income tax benefit                                                         -           (2,247)
                                                                 ------------     ------------

INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                    125            2,214

Cumulative effect of accounting change - net of tax                        -            1,121
                                                                 ------------     ------------

NET INCOME                                                        $      125       $    1,093
                                                                 ============     ============

Average shares outstanding for basic earnings per share           15,027,700       14,304,765
                                                                 ============     ============

Basic earnings per share:
  Income before cumulative effect of accounting change            $     0.01       $     0.15
                                                                 ============     ============
  Cumulative effect of accounting change                          $        -       $     0.08
                                                                 ============     ============
  Net Income                                                      $     0.01       $     0.08
                                                                 ============     ============

Average shares outstanding for diluted earnings per share         15,839,447       15,831,215
                                                                 ============     ============

Diluted earnings per share:
  Income before cumulative effect of accounting change            $     0.01       $     0.14
                                                                 ============     ============
  Cumulative effect of accounting change                          $        -       $     0.07
                                                                 ============     ============
  Net Income                                                      $     0.01       $     0.07
                                                                 ============     ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                      2001             2000
                                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $   125          $ 1,093
Adjustments to reconcile net income to net cash
  used in (provided by) operating activities:
  Depreciation and amortization                                           60               60
  Cumulative effect of accounting change                                   -            1,121
  Changes in assets and liabilities:
     Accounts receivable                                              (1,733)            (252)
     Inventories                                                         (80)            (151)
     Deferred income taxes                                                 -           (2,247)
     Other current assets                                                (33)             166
     Accounts payable and accrued liabilities                          1,057              296
     Deferred distribution fees revenue                                   26              919
                                                                 ------------     ------------
        Net cash (used in) provided by in operating activities          (578)           1,005


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                             (21)            (232)
                                                                 ------------     ------------
      Net cash used in investing activities                              (21)            (232)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock                                                    226            1,272
    Proceeds from revolving credit arrangements                           37                -
    Repayment of revolving credit arrangements                             -             (329)
    Repayment of long-term debt                                          (10)              (9)
                                                                 ------------     ------------
         Net cash provided by financing activities                       253              934


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   31              (67)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (315)           1,640

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       4,352            3,835
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 4,037          $ 5,475
                                                                 ============     ============

------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                     $ 22             $ 13
                                                                 ============     ============


See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)



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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended December 31, 2001 and 2000 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2002. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2001.

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

(3)  INVENTORIES

     Major classes of inventory at December 31, 2001 and September 30, 2001 were as follows:

                                              December 31,     September 30,
                                                  2001              2001

           Raw materials                       $   1,097      $    1,148
           Work in process                         1,605           1,893
           Finished goods                          3,828           3,486

           Less reserves for obsolescence          1,020           1,036
                                                   -----           -----

                                               $   5,510      $    5,491
                                               =========      ==========


(4)  INCOME TAXES

     The Company has incurred total net operating losses through September 30, 2001 of $16.1 million, generated from its U.S. and German operations of $6.8 million and $9.3 million, respectively. These net operating losses are the primary component of the Company's deferred tax asset of $7.0 million as of September 30, 2001, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and eliminated the full valuation allowance on its German operations in the Company's consolidated financial statements as of and for the year ended September 31, 2001. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of December 31, 2001, the Company continues to record the existing valuation allowance on its U.S. operations and the elimination of the full valuation allowance on its German operations based upon future taxable income projections.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)



(5)  ACCOUNTING CHANGE

     The Company has entered into comprehensive long term agreements with various organizations, including Mentor Corporation, Sulzer Spine-Tech, Inc. and Sulzer Dental, formerly Calcitek, Inc., for the worldwide distribution of its patented Tutoplast(R) processed bone and soft tissue. Upon execution of these agreements, each of these organizations made initial non-refundable payments to the Company, which was recognized as distribution fees. During the quarter ended December 31, 2000, the Company has adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides that up front payments under these arrangements be recognized as revenue as products are delivered over the periods. The cumulative effect of this accounting change was to decrease net income by $1.1 million, net of tax, or $0.08 per basic earnings and $0.07 per diluted earnings per share in the first quarter of 2000.

(6)  SEGMENT DATA

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

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2001
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     A summary of the operations and assets by segment as of and for three months ended December 31, 2001 and 2000, respectively are as follows:


2001                               INTERNATIONAL   UNITED STATES   CONSOLIDATED

Gross revenue ....................   $  2,770        $  3,506         $  6,276
Less - intercompany ..............     (1,264)           --             (1,264)
                                     --------        --------         --------

Total revenue - third party ......   $  1,506        $  3,506         $  5,012
                                     ========        ========         ========

Depreciation and amortization ....   $      5        $     55         $     60

Interest expense .................   $     21        $      1         $     22

Net income (loss) ................   $    (19)       $    144         $    125

Capital expenditures .............          $        $     21         $     21

Total assets .....................   $ 11,265        $ 30,693         $ 41,958
Less intercompany advances .......       --           (21,670)         (21,670)
                                     --------        --------         --------

                                     $ 11,265        $  9,023         $ 20,288
                                     ========        ========         ========

2000                               INTERNATIONAL   UNITED STATES   CONSOLIDATED

Gross revenue ....................   $  1,977        $  1,490         $  3,467
Less - intercompany ..............       (320)           --               (320)
                                     --------        --------         --------

Total revenue - third party ......   $  1,657        $  1,490         $  3,147
                                     ========        ========         ========

Depreciation and amortization ....   $     40        $     20         $     60

Interest expense .................   $     12        $      1         $     13

Net income .......................   $  1,561        $   (468)        $  1,093

Capital expenditures .............   $    160        $     72         $    232

Total assets .....................   $  8,850        $ 28,106         $ 36,956
Less intercompany advances .......       --           (16,709)         (16,709)
                                     --------        --------         --------

                                     $  8,850        $ 11,397         $ 20,247
                                     ========        ========         ========


(7)  RECLASSIFICATION

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

RESULTS OF OPERATIONS


REVENUE AND COST OF REVENUE

Revenue from surgical products and related services for the three months ended December 31, 2001 increased 59% to $5,012 from $3,147 for the comparable period. The increase in revenue primarily occurred from the US operation as its revenue increased to $3,506 from $1,490 or 135% for the same period last year. The revenue increase was primarily due to an increase in the demand for our Fascia Lata products to treat incontinence and urologic and gynecologic defects. This produced an increase in revenues over the comparable period last year of $1.4 million. Sulzer Spine-Tech and Sulzer Dental, the Company's marketing partners, of the Company's Tutoplast(R) bone products for spinal and dental applications, contributed nearly $650 of the increase to revenue. International revenue decreased to $1,506 from $1,657 or 10% for the same period last year.

Cost of revenue on surgical products revenue, excluding distribution income, for the three months ended December 31, 2001 were 57% as compared to 63% for the comparable period. The lower cost of revenue margin was primarily due to a favorable mix of low cost of revenue on the spinal revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 8% for the three months ended December 31, 2001, from the comparable period last year. The higher expenses were primarily due to additional staff of $53. As a percentage of surgical products revenues, General and Administrative expenses decreased from 21% in 2000 to 14% in 2001.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 84% for the three months ended December 31, 2001, from the comparable period last year. The increase was primarily due to marketing fees earned under the agreement with Sulzer Spine-Tech and Sulzer Dental as a result of the rollout of the Company's Tutoplast bone products for spinal and dental applications. As a percentage of surgical product revenues, Distribution and Marketing expenses increased from 20% in 2000 to 23% in 2001, primarily due to the higher proportion of Sulzer revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 73% for the three months ended December 31, 2001, from the comparable period last year. The substantial increases are due to the increased product development effort focused on the Sulzer and Mentor Corporation product lines. As a percentage of surgical product revenues, Research and Development increased from 3% in 2000 to 4% in 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 82% for the three months ended December 31, 2001, from the comparable periods last year. The increase in depreciation and amortization was attributed to purchases of property, plant improvements and equipment.

OTHER INCOME

Other income decreased substantially, for the three months ended December 31, 2001, due to favorable foreign exchange gains experienced last year.

INTEREST EXPENSE

Interest expense increased 69% or $9 for the three months ended December 31, 2001, from the comparable period last year. The overall increase in interest was due to higher revolving credit balances from the International operation.

NET INCOME

Net income for the three months ended December 31, 2001 totaled $125 or $0.01 basic and diluted earnings per share as compared to a net income of $1,093 or $0.08 basic earnings per share and $0.07 diluted earnings per share for the same period last year. The comparable period in 2000 reflects the recognition of certain net operating loss benefits generated from the German operations of $2,247, partially offset by the cumulative effect of an accounting change of $1,121.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001 the Company has working capital of $9.2 million as compared to September 30, 2001 of $8.8 million. The Company maintains current working capital credit lines totaling (euro) 1.8 million (approximately $1.6 million) with several German banks and a $1.0 million credit line with a U.S. bank. At December 31, 2001 the Company had $608 borrowings against these lines.

The Company has experienced a positive cash flow during the year ended September 30, 2001. However, the three months ended December 31, 2001 was slightly negative due to 50% of the first quarters revenues being shipped in December. Accounts Receivable collections, on the December shipments, in January are expected to return the Company to a positive cash flow. In addition, the Company received, in January 2002, the final distribution fee of $1.0 million as part of the Sulzer Spine-Tech partnership arrangement.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

        PART II.   OTHER INFORMATION

                        ITEM 6. REPORTS ON FORM 8-K.


                        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

   Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                          TUTOGEN MEDICAL, INC.




   Date:  February 8, 2002                /s/ Manfred Kruger
                                          ------------------
                                          President and Chief Executive Officer




   Date:  February 8, 2002                /s/ George Lombardi
                                          -----------------------
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)