Form 10QSB
period 2002-03-31
TUTOGEN MEDICAL INC
filed 2002-05-10
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 2002.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________.

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

As of April 30, 2002 there were outstanding 15,132,110 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I.           Financial Information.                               Page No.

         ITEM 1.  Financial Statements.

                  Consolidated Balance Sheets - March 31, 2002             1
                  (unaudited) and September 30, 2001.

                  Consolidated Statements of Operations for the            2
                  three and six months ended March 31, 2002 and 2001
                  (unaudited).

                  Consolidated Statements of Cash Flows for the            3
                  three and six months ended March 31, 2002 and 2001
                  (unaudited).

                  Notes to Consolidated Financial Statements               4
                  (unaudited).
         ITEM 2.  Management's Discussion and Analysis of Financial        8
                  Condition and Results of Operations.

PART II.          Other Information.

         ITEM 4.  Submission of Matters to a Vote of Security-            12
                  Holders

         ITEM 6.  Reports on Form 8-K                                     12

SIGNATURES                                                                13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                           (UNAUDITED)
                                                             MARCH 31,   SEPTEMBER 30,
                                                              2002          2001
                                                           -----------   -------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                $ 4,747       $ 4,352
    Accounts receivable - net                                  2,921         1,858
    Inventories - net                                          6,351         5,491
    Deferred income taxes                                        410           287
    Other current assets                                         532           486
                                                             -------       -------
                                                              14,961        12,474

PROPERTY, PLANT AND EQUIPMENT, NET                             3,737         3,906

INTANGIBLE ASSETS - NET                                            1             1

DEFERRED INCOME TAXES                                          2,673         2,896
                                                             -------       -------

TOTAL ASSETS                                                 $21,372       $19,277
                                                             =======       =======



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses                    $ 4,015       $ 2,676
    Revolving credit arrangements                                 --           584
    Current portion of deferred distribution fees                453           346
    Current portion of long-term debt                             62            63
                                                             -------       -------
                                                               4,530         3,669

OTHER LIABILITIES

    Long-term debt                                               650           707
    Deferred distribution fees                                 3,179         2,444

SHAREHOLDERS' EQUITY                                          13,013        12,457
                                                             -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $21,372       $19,277
                                                             =======       =======

See accompanying Notes to Consolidated Financial Statements.

                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                                   ----------------------------    -----------------------------
                                                                       2002            2001            2002            2001
                                                                       ----            ----            ----            ----
OPERATING REVENUES
          Surgical products and related services                   $      5,210    $      2,925    $     10,132    $      5,999
          Distribution fees                                                 122              77             213             150
                                                                   ------------    ------------    ------------    ------------

             Total revenues                                               5,332           3,002          10,345           6,149

          Cost of revenue                                                 2,439           2,259           5,241           4,202
                                                                   ------------    ------------    ------------    ------------

             Gross margin                                                 2,893             743           5,104           1,947

OPERATING EXPENSES

         General and administrative                                         777             728           1,479           1,377
         Distribution and marketing                                       1,589             664           2,737           1,289
         Research and development                                           199             248             376             351
         Depreciation and amortization                                       32              29              63              46
                                                                   ------------    ------------    ------------    ------------
                                                                          2,597           1,669           4,655           3,063

OPERATING PROFIT (LOSS)                                                     296            (926)            449          (1,116)

Other income                                                                 47             112              43             280
Interest expense                                                            (14)            (15)            (37)            (26)
                                                                   ------------    ------------    ------------    ------------
                                                                             33              97               6             254

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE

    EFFECT OF ACCOUNTING CHANGE                                             329            (829)            455            (862)

Income tax (benefit)                                                         99              --              99          (2,247)
                                                                   ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF

    ACCOUNTING CHANGE                                                       230            (829)            356           1,385

Cumulative effect of accounting change - net of tax                          --              --              --           1,121
                                                                   ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                                  $        230    $       (829)   $        356    $        264
                                                                   ============    ============    ============    ============

Average shares outstanding for basic earnings (loss) per share       15,122,693      14,857,750      15,074,675      14,578,219
                                                                   ============    ============    ============    ============

Basic earnings (loss) per share:

  Income (loss) before cumulative effect of accounting change      $       0.02    $      (0.06)   $       0.02    $       0.10
                                                                   ============    ============    ============    ============
  Cumulative effect of accounting change                           $         --    $         --    $         --    $       0.08
                                                                   ============    ============    ============    ============
  Net Income (loss)                                                $       0.02    $      (0.06)   $       0.02    $       0.02
                                                                   ============    ============    ============    ============

Average shares outstanding for diluted earnings (loss) per share     16,170,808      14,857,750      15,973,549      15,980,417
                                                                   ============    ============    ============    ============

Diluted earnings (loss) per share:

  Income (loss) before cumulative effect of accounting change      $       0.01    $      (0.06)   $       0.02    $      (0.05)
                                                                   ============    ============    ============    ============
  Cumulative effect of accounting change                           $         --    $         --    $         --    $       0.07
                                                                   ============    ============    ============    ============
  Net Income (loss)                                                $       0.01    $      (0.06)   $       0.02    $       0.02
                                                                   ============    ============    ============    ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED MARCH 31,
                                                             --------------------------
                                                                 2002          2001
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                     $   356       $   264
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                    176            98
  Deferred income taxes                                             99        (2,247)
  Cumulative effect of accounting change                            --         1,121
  Changes in assets and liabilities:
     Accounts receivable-net                                    (1,646)         (231)
     Inventories-net                                              (977)         (115)
     Other current assets                                          235          (163)
     Accounts payable and accrued expense                        1,639           497
     Deferred distribution fees                                    958           872
                                                               -------       -------
        Net cash provided by operating activities                  840            96

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of plant and equipment                                (149)         (591)
                                                               -------       -------
      Net cash used in investing activities                       (149)         (591)

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of stock                                              287         1,300
    Proceeds from revolving credit arrangements                     74           258
    Repayment of revolving credit arrangements                    (640)         (332)
    Repayment of long-term debt                                    (27)          (27)
                                                               -------       -------
         Net cash (used in) provided by financing activities      (306)        1,199

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             10          (151)

NET INCREASE IN CASH AND CASH EQUIVALENTS                          395           553

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,352         3,835
                                                               -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 4,747       $ 4,388
                                                               =======       =======

------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES

      Interest paid                                            $    22       $    26
                                                               =======       =======

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

(2)   SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three and six months ended March 31, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2002. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2001.

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

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

(3)   INVENTORIES

      Major classes of inventory at March 31, 2002 and September 30, 2001 were as follows:

                                                        March 31,  September 30,
                                                           2002         2001

      Raw materials                                      $1,355       $1,148
      Work in process                                     1,910        1,893
      Finished goods                                      4,367        3,486
                                                         ------       ------
                                                          7,632        6,527
      Less reserves for obsolescence                      1,281        1,036
                                                         ------       ------
                                                         $6,351       $5,491
                                                         ======       ======

(4)   INCOME TAXES

      The Company has incurred total net operating losses through September 30, 2001 of $16.1 million, generated from its U.S. and German operations of $6.8 million and $9.3 million, respectively. These net operating losses are the primary component of the Company's deferred tax asset of $7.0 million as of September 30, 2001, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and eliminated the full valuation allowance on its German operations in the Company's consolidated financial statements as of and for the year ended September 31, 2001. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of March 31, 2002 the Company continues to record the existing valuation allowance on its U.S. operations and the elimination of the full valuation allowance on its German operations based upon future taxable income projections.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

A summary of the operations and assets by segment as of and for six months ended March 31, 2002 and 2001, respectively are as follows:

2002                                 INTERNATIONAL  UNITED STATES   CONSOLIDATED

Gross revenue                          $  6,078        $  6,994      $ 13,072
Less - intercompany                      (2,727)             --        (2,727)
                                       --------        --------      --------

Total revenue - third party            $  3,351        $  6,994      $ 10,345
                                       ========        ========      ========

Depreciation and amortization          $     56        $      7      $     63

Interest expense                       $     34        $      3      $     37

Net income (loss)                      $    177        $    179      $    356

Capital expenditures                   $     71        $     78      $    149

Total assets                           $ 10,411        $ 28,913      $ 39,324
Less intercompany advances                   --         (17,952)      (17,952)
                                       --------        --------      --------

                                       $ 10,411        $ 10,961      $ 21,372
                                       ========        ========      ========

2001                                INTERNATIONAL   UNITED STATES  CONSOLIDATED

Gross revenue                          $  4,128        $  2,832      $  6,960
Less - intercompany                        (811)             --          (811)
                                       --------        --------      --------

Total revenue - third party            $  3,317        $  2,832      $  6,149
                                       ========        ========      ========

Depreciation and amortization          $     39        $      7      $     46

Interest expense                       $     23        $      3      $     26

Net income                             $  1,205        $   (941)     $    264

Capital expenditures                   $    324        $    267      $    591

Total assets                           $ 10,605        $ 26,544      $ 37,149
Less intercompany advances                   --         (17,952)      (17,952)
                                       --------        --------      --------

                                       $ 10,605        $  8,592      $ 19,197
                                       ========        ========      ========

(7) RECLASSIFICATION

    Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenues for the three months ended March 31, 2002 increased 78% to $5,332 from $3,002 for the comparable period. The increase in revenue primarily occurred from the US operation as its revenue increased to $3,448 from $1,341 or 157% for the same period last year. The revenue increase was primarily due to an increase in the demand for the Company's Tutoplast(R) bone products for spinal and dental applications sold by Sulzer Spine-Tech and Sulzer Dental, the Company's marketing partners. These products contributed nearly $1.9 million of the increase to revenue. This increase was fueled by the introduction, by Sulzer Spine-Tech in January, of a new Tutoplast(R) specialty graft, the Puros(TM) Symmetry(TM) PLIF Allograft System. International revenue increased to $1,844 from $1,661or 11% for the same period last year.

Revenues for the six months ended March 31, 2002 increased 68% to $10,345 from $6,149 for the comparable period. Here again, the increase in revenue primarily occurred from the U.S. operation as its revenue increased 147% to $6,994 from $2,832 for the same period last year. Incremental Sulzer revenues of $2.3 million and incremental Mentor revenues of $1.8 million accounted for the major portion of the revenue increase.

Cost of revenue, for the three and six months ended March 31, 2002 were 46% and 51%, respectively as compared to 75% and 68%, respectively for the comparable periods. The lower cost of revenue margin was primarily due to a favorable mix of low cost of revenue on the spinal revenues and a decrease in product development and manufacturing costs from a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 7% for the three and six months ended March 31, 2002, from the comparable periods last year. The higher expenses were primarily due to additional staff of $90. For the three months ended March 31, 2002, as a percentage of revenues, General and Administrative expenses decreased from 24% in 2001 to 15% in 2002. For the six months ended March 31, 2002, as a percentage of revenues, General and Administrative expenses decreased from 22% in 2001 to 14% in 2002

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 139% and 112% for the three and six months ended March 31, 2002, from the comparable periods last year. The increase was primarily due to marketing fees earned under the agreement with Sulzer Spine-Tech and Sulzer Dental as a result of the rollout of the Company's Tutoplast bone products for spinal and dental applications. For the three months ended March 31, 2002, as a percentage of revenues, Distribution and Marketing expenses increased from 22% in 2001 to 30% in 2002. For the six months ended March 31, 2002, as a percentage of revenues, Distribution and Marketing expenses increased from 21% in 2001 to 26% in 2002, primarily due to the higher proportion of Sulzer revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 20% for the three months ended March 31, 2002 and increased 7% for the six months ended March 31, 2002, from the comparable periods last year. The overall increase was due to the increased product development effort focused on the Sulzer and Mentor Corporation product lines. For the three months ended March 31, 2002, as a percentage of revenues, Research and Development expenses decreased from 8% in 2001 to 4% in 2002. For the six months ended March 31, 2002, as a percentage of revenues, Research and Development expenses decreased from 6% in 2001 to 4% in 2002. However, the expenditures have increased for the six-month period from $351 to $376.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 10% and 37% for the three and six months ended March 31, 2002, from the comparable periods last year. The increase in depreciation and amortization was attributed to purchases of property, plant improvements and equipment.

OTHER INCOME

Other income decreased substantially, for the three and six months ended March 31, 2002, due to favorable foreign exchange gains and interest rates experienced last year.

INTEREST EXPENSE

Interest expense remained relatively flat from the comparable periods last year. The overall increase in interest for the six months ended March 31, 2002 of $11 was due to higher revolving credit balances from the International operation.

NET INCOME

Net income for the three and six months ended March 31, 2002 totaled $230 or $0.02 basic and $0.1 diluted earnings per share and $356 or $0.02 basic and diluted earnings per share as compared to a net loss of $829 or $0.06 basic and diluted loss per share and net income of $264 or $0.02 basic and diluted earnings per share for the same periods last year. The comparable six-month period in 2001 reflects the recognition of certain net operating loss benefits generated from the German operations of $2,247, partially offset by the cumulative effect of an accounting change of $1,121.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements. However, certain of the accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

INVENTORIES. Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods includes costs attributable to direct labor and overhead. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The adequacy of these reserves are evaluated quarterly.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Customers are provided with a limited right of return. Revenue is recognized at shipment. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue form distribution fees include nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered over the periods.

FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of the Company's foreign subsidiary is measured using local currency (Euro) as the functional currency. Assets and liabilities of the foreign subsidiary are translated at the rate of exchange in effect at the end of the period. Revenues and expenses are translated at the average exchange rated for the period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive income (loss). Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company has working capital of $10.4 million as compared to September 30, 2001 of $8.8 million. The Company maintains current working capital credit lines totaling (euro) 1.8 million Euros (approximately $1.6 million) with several German banks and a $1.0 million credit line with a U.S. bank. At March 31, 2002, the Company had no borrowings against these lines.

The Company has experienced a positive cash flow during the year ended September 30, 2001 and continues to experience a positive cash flow during the six months ended March 31, 2002 as indicated by an increase in cash and cash equivalents from $4.4 million to $4.7 million.

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

Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2001 are as follows:

2002                                                                        $240
2003                                                                         260
2004                                                                          91
2005                                                                           1
                                                                            ----
                                                                            $592
                                                                            ====

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

PART II.  OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      An annual Meeting of Stockholders was held on April 9, 2002. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:

(a)      ELECTION OF EIGHT MEMBERS OF THE BOARD OF DIRECTORS.

                                                                 Broker
                                         Voted      Votes        Non-Votes
Name                       Voted For     Against    Withheld     and Abstentions
----                       ---------     -------    --------     ---------------

G. Russell Cleveland      14,810,622        0        4,280       0
Robert C. Farone          14,810,122        0        4,780       0
J. Harold Helderman       14,810,872        0        4,030       0
Manfred K. Kruger         14,805,572        0        9,330       0
Thomas W. Pauken          14,805,622        0        9,280       0
Carlton E. Turner         14,810,284        0        4,618       0
David S. Wise             14,810,622        0        4,280       0
Thomas Zehnder            14,807,122        0        7,780       0

(b) RATIFICATION OF THE APPOINTMENT OF DELOITTE AND TOUCHE L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2002.

         Voted For:                            14,806,489
         Voted Against:                               660
         Voted Abstained:                           7,753
         Broker Non-Votes                               0

ITEM 6.  REPORTS ON FORM 8-K.

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    TUTOGEN MEDICAL, INC.

Date:  May 9, 2002                  /s/ Manfred Kruger
                                    ------------------
                                    President and Chief Executive Officer

Date:  May 9, 2002                  /s/ George Lombardi
                                    -------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)