Form 10QSB
period 2002-06-30
TUTOGEN MEDICAL INC
filed 2002-08-12
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

XX   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934.

For the period ended June 30, 2002.

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
                                       -    -

As of July 31, 2002 there were outstanding 15,158,110 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX



PART I.               Financial Information.                           Page No.

           ITEM 1.    Financial Statements.

                      Consolidated Balance Sheets - June 30, 2002         1
                      (unaudited) and September 30, 2001.

                      Consolidated Statements of Operations for the 2 three and nine months ended June
                      30, 2002 and 2001 (unaudited).

                      Consolidated Statements of Cash Flows for the nine 3 months ended June 30, 2002 and 2001 (unaudited).

                      Notes to Consolidated Financial Statements          4
                      (unaudited).
           ITEM 2.    Management's Discussion and Analysis of Financial   9
                      Condition and Results of Operations.

PART II.              Other Information.

           ITEM 6.    Reports on Form 8-K                                14

SIGNATURES                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 (UNAUDITED)
                                                                  JUNE 30,         SEPTEMBER 30,
                                                                    2002              2001
                                                                 ------------     ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $ 3,277       $     4,352
    Accounts receivable - net                                          3,685            1,858
    Inventories - net                                                  8,364            5,491
    Deferred income taxes                                                448              287
    Other current assets                                                 862              486
                                                                 ------------     ------------
                                                                      16,636           12,474

PROPERTY, PLANT AND EQUIPMENT, NET                                     4,156            3,906

INTANGIBLE ASSETS - NET                                                    2                1

DEFERRED INCOME TAXES                                                  2,502            2,896
                                                                 ------------     ------------

TOTAL ASSETS                                                        $ 23,296         $ 19,277
                                                                 ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $ 5,190          $ 2,676
    Revolving credit arrangements                                          -              584
    Current portion of deferred distribution fees                        502              346
    Current portion of long-term debt                                     72               63
                                                                 ------------     ------------
                                                                       5,764            3,669

OTHER LIABILITIES
    Long-term debt                                                       721              707
    Deferred distribution fees                                         3,326            2,444

SHAREHOLDERS' EQUITY                                                  13,485           12,457
                                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 23,296         $ 19,277
                                                                 ============     ============

See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                                  ---------------------------         --------------------------
                                                                    2002             2001                2002             2001
                                                                    ----             ----                ----             ----
OPERATING REVENUES
          Surgical products and related services                 $     5,274      $     3,592         $    15,405      $     9,590
          Distribution fees                                              126               88                 339              239
                                                                 ------------     ------------        ------------     ------------

             Total revenues                                            5,400            3,680              15,744            9,829

          Cost of revenue                                              2,182            2,629               7,422            6,832
                                                                 ------------     ------------        ------------     ------------

             Gross margin                                              3,218            1,051               8,322            2,997

OPERATING EXPENSES
         General and administrative                                      787              804               2,266            2,180
         Distribution and marketing                                    1,823              831               4,561            2,121
         Research and development                                        237              134                 613              484
         Depreciation and amortization                                    34               28                  97               74
                                                                 ------------     ------------        ------------     ------------
                                                                       2,881            1,797               7,537            4,859

OPERATING PROFIT (LOSS)                                                  337             (746)                785           (1,862)

Other income                                                              21               61                  64              341
Interest expense                                                         (12)             (13)                (49)             (38)
                                                                 ------------     ------------        ------------     ------------
                                                                           9               48                  15              303

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                          346             (698)                800           (1,559)

Income tax (benefit)                                                     134                -                 233           (2,247)
                                                                 ------------     ------------        ------------     ------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                                    212             (698)                567              688

Cumulative effect of accounting change - net of tax                        -                -                   -            1,121
                                                                 ------------     ------------        ------------     ------------

NET INCOME (LOSS)                                                $       212      $      (698)        $       567      $      (433)
                                                                 ============     ============        ============     ============

Average shares outstanding for basic earnings (loss) per share    15,122,693       14,907,694          15,074,675       14,688,044
                                                                 ============     ============        ============     ============

Basic earnings (loss) per share:
  Income (loss) before cumulative effect of accounting change    $      0.01      $     (0.05)        $      0.04      $      0.05
                                                                 ============     ============        ============     ============
  Cumulative effect of accounting change                         $         -      $         -         $         -      $     (0.08)
                                                                 ============     ============        ============     ============
  Net Income (loss)                                              $      0.01      $     (0.05)        $      0.04      $     (0.03)
                                                                 ============     ============        ============     ============

Average shares outstanding for diluted earnings (loss) per share  16,170,808       14,907,694          15,973,549       14,688,044
                                                                 ============     ============        ============     ============

Diluted earnings (loss) per share:
  Income (loss) before cumulative effect of accounting change    $      0.01      $     (0.05)        $      0.04      $      0.05
                                                                 ============     ============        ============     ============
  Cumulative effect of accounting change                         $         -      $         -         $         -      $     (0.08)
                                                                 ============     ============        ============     ============
  Net Income (loss)                                              $      0.01      $     (0.05)        $      0.04      $     (0.03)
                                                                 ============     ============        ============     ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED JUNE 30,
                                                                       2002             2001
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $     567        $    (433)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                          310              215
  Deferred income taxes                                                  233           (2,382)
  Cumulative effect of accounting change                                   -            1,121
  Changes in assets and liabilities:
     Accounts receivable-net                                          (2,154)            (523)
     Inventories-net                                                  (2,681)             434
     Other current assets                                                413             (443)
     Accounts payable and accrued expense                              1,959            1,038
     Deferred distribution fees                                          753              974
                                                                 ------------     ------------
        Net cash (used in) provided by operating activities             (600)               1


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of plant and equipment                                      (272)            (939)
                                                                 ------------     ------------
      Net cash used in investing activities                             (272)            (939)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of stock                                                    318            1,381
    Proceeds from revolving credit arrangements                           75              699
    Repayment of revolving credit arrangements                          (650)            (502)
    Proceeds from long-term debt                                           -                1
    Repayment of long-term debt                                          (42)             (42)
                                                                 ------------     ------------
         Net cash (used in) provided by financing activities            (299)           1,537


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   96             (154)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,075)             445

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       4,352            3,835
                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   3,277        $   4,280
                                                                 ============     ============

----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                $      49        $      38
                                                                 ============     ============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

(2)   SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three and nine months ended June 30, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2002. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2001.

      NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted the provisions of SFAS No. 141 for any business combination that was initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 142 will not have a material impact on its results of operations or financial position.

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

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

      In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations

(3)   INVENTORIES

      Major classes of inventory at June 30, 2002 and September 30, 2001 were as follows:


                                                 June 30,    September 30,
                                                   2002          2001

        Raw materials                            $  1,824      $  1,148
        Work in process                             2,568         1,893
        Finished goods                              5,784         3,486
                                                 --------      --------
                                                   10,176         6,527
        Less reserves for obsolescence              1,812         1,036
                                                 --------      --------

                                                 $  8,364      $  5,491
                                                 ========      ========

(4)   INCOME TAXES

      The Company has incurred net operating losses through June 30, 2002 of approximately $17.1 million, generated from its U.S. and German operations of $8.0 million and $9.1 million, respectively. These net operating losses are the primary component of the Company's deferred tax asset of $7.0 million as of June 30, 2002, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of June 30, 2002 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections.

(5)   ACCOUNTING CHANGE

      The Company has entered into comprehensive long term agreements with various organizations, including Mentor Corporation, Centerpulse (formerly Sulzer) Spine-Tech, Inc. and Centerpulse (formerly Sulzer) Dental, Inc. for the worldwide distribution of its patented Tutoplast(R) processed bone and soft tissue. Upon execution of these agreements, each of these organizations made initial non-refundable payments to the Company, which was recognized as distribution fees. The Company has adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB 101 provides that up front payments under these arrangements be recognized as revenue as products are delivered over the periods.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(6)   SEGMENT DATA

      The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations include two geographically determined segments: the United States and Europe ("International"). The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring and foreign exchange gains or losses. The Company accounts for intersegment sales and transfers at contractually agreed-upon prices.

      The Company's reportable segments are strategic business units that offer products and services to different geographic markets. They are managed separately because of the differences in these markets as well as their physical location.

      A summary of the operations and assets by segment as of and for nine months ended June 30, 2002 and 2001, respectively are as follows:


2002                                          INTERNATIONAL       UNITED STATES       CONSOLIDATED

Gross revenue                                 $      9,950         $    10,559        $    20,509
Less - intercompany                                 (4,765)                  -             (4,765)
                                              ------------         -----------        -----------

Total revenue - third party                   $      5,185         $    10,559        $    15,744
                                              ============         ===========        ===========

Depreciation and amortization                 $         87         $        11        $        97

Interest expense                              $         45         $         4        $        49

Net income (loss)                             $        443         $       124        $       567

Capital expenditures                          $        138         $       134        $       272

Total assets                                  $     10,991         $    30,257        $    41,248
Less intercompany advances                               -             (17,952)           (17,952)
                                              ------------         -----------        -----------

                                              $     10,991         $    12,305        $    23,296
                                              ============         ===========        ===========

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2001                                          INTERNATIONAL       UNITED STATES       CONSOLIDATED

Gross revenue                                 $      6,293         $     4,879        $    11,172
Less - intercompany                                 (1,343)                  -             (1,343)
                                              ------------         -----------        -----------

Total revenue - third party                   $      4,950         $     4,879        $     9,829
                                              ============         ===========        ===========

Depreciation and amortization                 $         62         $        12        $        74

Interest expense                              $         34         $         4        $        38

Net income                                    $        927         $    (1,360)       $      (433)

Capital expenditures                          $        415         $       524        $       939

Total assets                                  $     10,384         $    26,801        $    37,185
Less intercompany advances                               -             (17,952)           (17,952)
                                              ------------         -----------        -----------

                                              $     10,384         $     8,849        $    19,233
                                              ============         ===========        ===========

(7)   RECLASSIFICATION

      Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

(8)   SUBSEQUENT EVENT

      On July 17, 2002, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right for each outstanding share of its common stock of record on July 31, 2002.

      The rights, which expire on July 30, 2012, are designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against abusive tactics to gain control of the Company without paying all shareholders a premium for that control. The rights being adopted are in response to the general takeover environment and are intended to enable all Tutogen shareholders to realize the long-term value of their of their investment in the Company. Each right will entitle its holder to purchase, at the right's then current exercise price, number of Tutogen's common shares having a market value of twice such price. The rights should encourage anyone seeking to acquire the Company to negotiate in good faith with its Board of Directors.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenues for the three months ended June 30, 2002, increased 47% to $5,400 from $3,680 for the comparable period. The increase in revenue is primarily attributable to the Company's US operation, as its revenue increased to $3,565 from $2,047 or 74% for the same period last year. The revenue increase was primarily due to an increase in the demand for the Company's Tutoplast(R) bone products for spinal and dental applications sold by Centerpulse (formerly Sulzer) Spine-Tech and Centerpulse (Sulzer) Dental, the Company's marketing partners. These products contributed nearly $1.4 million of the increase to revenue. This increase was fueled by the introduction, by Centerpulse Spine in January, of a new Tutoplast(R) specialty graft, the Puros(TM) Symmetry(TM) PLIF Allograft System. International revenue increased to $1,835 from $1,633 or 12% for the same period last year.

Revenues for the nine months ended June 30, 2002, increased 60% to $15,744 from $9,829 for the comparable period. The increase in revenues is primarily attributable to the U.S. operation, as its revenue increased 116% to $10,559 from $4,879 for the same period last year. Incremental Sulzer revenues of $3.9 million accounted for the major portion of the revenue increase.

Cost of revenue margin, for the three and nine months ended June 30, 2002 were 40% and 47%, respectively as compared to 71% and 70%, respectively for the comparable periods. The lower cost of revenue margin was primarily due to a favorable mix of low cost of revenue on the spinal revenues and a decrease in product development and manufacturing costs from a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 2% for the three months, but increased 4% for the nine months ended June 30, 2002, from the comparable periods last year. For the three months ended June 30, 2002, as a percentage of revenues, General and Administrative expenses decreased from 22% in 2001 to 15% in 2002. For the nine months ended June 30, 2002, as a percentage of revenues, General and Administrative expenses decreased from 22% in 2001 to 14% in 2002

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 119% and 115% for the three and nine months ended June 30, 2002, from the comparable periods last year. The increase was primarily due to marketing fees earned under the agreements with Centerpulse spine and Dental as a result of the rollout of the Company's Tutoplast bone products for spinal and dental applications. For the three months ended June 30, 2002, as a percentage of revenues, Distribution and Marketing expenses increased from 22% in 2001 to 34% in 2002. For the nine months ended June 30, 2002, as a percentage of revenues, Distribution and Marketing expenses increased from 22% in 2001 to 29% in 2002. The increase was primarily due to the higher proportion of Centerpulse revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 77% for the three months ended June 30, 2002 and increased 27% for the nine months ended June 30, 2002, from the comparable periods last year. The overall increase was due to the increased product development effort focused on the Centerpulse and Mentor Corporation product lines. For the three and nine months ended June 30, 2002, as a percentage of revenues, Research and Development expenses were flat from the comparable periods of last year. However, the expenditures have increased for the nine-month period from $484 to $613.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased 21% and 31% for the three and nine months ended June 30, 2002, from the comparable periods last year. The increase in depreciation and amortization was attributed to purchases of property, plant improvements and equipment.

OTHER INCOME

Other income decreased substantially, for the three and nine months ended June 30, 2002, due to favorable foreign exchange gains and interest rates experienced last year.

INTEREST EXPENSE

Interest expense remained relatively flat for the quarter ended June 30, 2022 comparable to the same period last year. But for the nine months ended June 30, 2002, the interest expense increased by $11or 29% compared to the same period last year. The increase was due to higher revolving credit balances from the International operation.

NET INCOME

Net income for the three and nine months ended June 30, 2002 totaled $212 or $0.01 basic and diluted earnings per share and $567 or $0.04 basic and diluted earnings per share as compared to a net loss of $698 or $0.05 basic and diluted loss per share and net loss of $433 or $0.03 basic and diluted earnings per share for the same periods last year. The comparable nine-month period in 2001 reflects the recognition of certain net operating loss benefits generated from the German operations of $2,247, partially offset by the cumulative effect of an accounting change of $1,121.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements in the annual report. However, certain of the accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

INVENTORIES. Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods includes costs attributable to direct labor and overhead. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The adequacy of these reserves are evaluated quarterly.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Customers are provided with a limited right of return. Revenue is recognized at shipment. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue form distribution fees include nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company has working capital of $10.9 million as compared to September 30, 2001 of $8.8 million. The Company maintains current working capital credit lines totaling (euro)1.8 million Euros (approximately $1.8 million) with several German banks and a $1.0 million credit line with a U.S. bank. At June 30, 2002, the Company had no borrowings against these lines.

The Company has experienced a negative cash flow of $1,075 for the nine months ended June 30, 2002 as compared to a positive cash flow of $445 for the same period in 2001. The reason being, as compared to June 30, 2001, the Accounts receivable increased from $1,858 to $3,685 and Inventory increased from $5,491 to $8,364.

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

Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2002 are as follows:

              2002                  $       134
              2003                  $       426
              2004                  $       219
              2005                  $        67
                                   -------------

                                    $       846
                                   =============

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted the provisions of SFAS No. 141 for any business combination that is initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 142 will not have a material impact on its results of operations or financial position.

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

In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

PART II.  OTHER INFORMATION

               ITEM 6.  REPORTS ON FORM 8-K

               On July 11, 2002, the Company reported on Form 8-K that the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.01 per share of the Company. The dividend is payable on July 31, 2002 to the shareholders of record on that date.

CERTIFICATION

  Each of the undersigned hereby certifies in his capacity as an officer of Tutogen Medical, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                           TUTOGEN MEDICAL, INC.



   Date:  August 9, 2002                   /s/ Manfred Kruger
                                           ------------------
                                           President and Chief Executive Officer



   Date:  August 9, 2002                   /s/ George Lombardi
                                           -----------------------
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)