Form 10KSB
period 2002-09-30
TUTOGEN MEDICAL INC
filed 2002-12-30
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
/ /  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

     For the fiscal year ended September 30, 2002

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

              1130 MCBRIDE AVENUE, WEST PATERSON, NEW JERSEY 07424
               (Address of Principal Executive Offices, Zip Code)

                                 (973) 785-0004
                (Issuer's Telephone Number, Including Area Code)

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

The issuer's revenues for the fiscal year ended September 30, 2002 were $20,747,308.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 3,750,000 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $10,650,000 as of November 30, 2002.

As of November 30, 2002, there were 15,158,110 shares outstanding of the issuer's Common Stock, par value $.01 per share.

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

                                     PART I

     ITEM 1. DESCRIPTION OF BUSINESS.

     Tutogen Medical, Inc., a Florida corporation, was formed in 1985, and with its consolidated subsidiaries (collectively, the "Company" or "Tutogen"), develops, manufactures and markets sterile biological implant products made from human (allograft) and animal (xenograft) tissue. Tutogen utilizes its Tutoplast Process(R) of tissue preservation and viral inactivation to manufacture and deliver sterile bio-implants used in spinal/trauma, urology, dental, ophthalmology, and general surgery procedures.

     One of the Company's wholly-owned subsidiaries, Tutogen Medical GmbH, designs, develops, processes, manufactures, markets, and distributes specialty surgical products and services to over 40 countries through a worldwide distribution network. Another subsidiary, Tutogen Medical (United States), Inc., was formed in 1994 to process, market and distribute allografts for the U.S. market.

     The Company's corporate headquarters is in West Paterson, New Jersey, with international executive offices and processing and manufacturing facilities in Neunkirchen, Germany, a manufacturing facility in Alachua, Florida and a sales office in Paris, France.

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

     MANUFACTURING AND PROCESSING

     All of the Company's allografts are prepared, preserved and processed utilizing Tutogen's proprietary manufacturing process, the Tutoplast(R) procedure, which is applied to carefully screened donor tissue that has been obtained from approved tissue procurement organizations and institutions. Although several operations are automated, most of the process is manual and relies on trained, highly skilled personnel. The entire process, including packaging and sterilization, takes place under controlled conditions. All incoming, untreated tissue is stored in special quarantine cold-storage rooms or refrigerators until released by quality assurance for processing. To prevent possible cross-contamination and ensure constant tissue identification, all tissue is marked and strictly maintained in individual containers during the entire process. Reference samples are taken from each tissue for test purposes and are retained for 10 years beyond the date of expiration. Documentation allows reverse traceability of tissue implants to the donor and the retrieving institution. All processed implants have a batch number and a donor number printed on each single package. Processed tissue may be safely stored for up to five years.

     Quality Assurance - All tissues are accompanied by specific medical and donor documentation, including blood serum testing results from independent laboratories. Tutogen's implants and processed tissues are subject to a series of biological, physical and chemical tests, from incoming unprocessed donated tissues to sterile, finished goods. Tissues that do not meet regulatory standards are rejected and destroyed. See "Government Regulations".

     MARKETING AND DISTRIBUTION

     Tutogen's products and processing services are provided through direct representatives in Germany and France, with the Company billing the hospital or end-user directly. Internationally, with a focus on Europe, the Company distributes and invoices direct to a network of contract distributors. Tutogen's personnel, with distributors and their representatives, conduct product training sessions, make joint customer calls, set objectives and evaluate their representatives' performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services. In the U.S., Centerpulse Spine-Tech, Inc. ("Spine-Tech") (formerly Sulzer Spine-Tech) and Centerpulse Dental, Inc. ("Dental") (formerly Sulzer Dental) provide marketing services for the Company's products to the spine and dental markets, with the Company billing the hospital or end-user directly.

     Approximately 34% of the Company's revenues come from outside the United States. As a result of its foreign sales and facilities, the Company's operations are subject to risks of doing business abroad. A major effort is underway to increase penetration in the U.S. market, which accounts for 55% of the world market for biomaterials. The Company's marketing efforts in the U.S. in recent years have focused on creating a market for the pericardium and fascia lata tissues from donor tissues sourced in the U.S. In addition, the strategic decision was made to re-open the U.S. market for tissues obtained from abroad, because the Company's foreign donor qualification standards have progressed to the extent of full compliance with standards of the Food and Drug Administration ("FDA").

     The Company's U.S. marketing efforts are concentrating on rebuilding the marketing and distribution organization and re-entering the bone markets. Presently, allografts are provided to hospitals in the U.S. either directly by the Company with the assistance of marketing services or through independent distribution companies. These distributors employ, in the aggregate, over 80 field representatives who call on hospital and office-based medical practitioners, primarily surgeons. Tutogen supports their activities with various types of technical allograft literature, informational programs, reference materials, and training sessions and programs designed to increase distributor call volume. Plans are being made to grow our independent distributor network for the distribution of allografts for fields of use (i.e., sports medicine/ligament repair, ENT, and general surgery) that are not otherwise covered under exclusivity. In addition, the Company has entered into exclusive marketing and distribution agreements with other medical device companies, under the Tutoplast(R) label, for specialized indications. One such distribution agreement with IOP, Inc., ("IOP") which has been in effect since 1995, is for Tutoplast(R) implants for ophthalmic use. A second project, for use of Tutoplast(R) fascia lata in urological and gynecological indications, was concluded in January 1998 with Mentor Corporation ("Mentor"). In Fiscal Year 2002, Mentor has accounted for 22% and 34%, respectively, of the Company's total and U.S. revenues. In March 2000, a project was concluded with Spine-Tech for marketing in the U.S and distribution internationally of Tutoplast(R) processed bone tissues for spinal applications. Marketing of these products began in September 2000. In September 2000, the Company entered into an agreement with Dental, whereby Dental will market in the U.S. and distribute Tutoplast(R) processed bone tissue for dental applications in certain international markets. In October 2001, the Company entered into a project with Mentor for use of Tutoplast(R) processed Dermis in urological and gynecological indications. Finally, in October 2002, the Company entered into a distribution agreement with TMC Orthopedic LP, the largest distributor of orthopedic and sports medicine products in Texas. The agreement covers such products as, bone-tendon-bone (BTB) implants used for ACL (anterior cruciate ligament) procedures.

     Internationally, the Company has implemented a marketing and sales restructuring plan, concentrating on an in-depth penetration of markets with major needs, i.e. in Europe, specifically with a "focus" on countries such as Germany, France, Italy, Spain and the U.K., etc. The Company believes that the recent collaborations with Spine-Tech and Dental will substantially increase its penetration of the international markets for processed bone tissue.

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

     Tissue recoveries, both in the United States and internationally, continue to improve. The import program from Europe to the U.S. has been given high priority, and the levels of shipments are increasing steadily. The international tissue recovery base will be expanded to include Tissue Services Coordinators. Domestic and European tissue recoveries are on track to meet the plan for fiscal 2003. While the Company continues to emphasize expanding its supply base, there can be no assurance that changing laws or donation trends, in the countries from which it presently obtains tissues, will not have a material adverse effect on the Company's operations.

     BACK ORDER

     While Tutogen worldwide has back orders on certain allograft tissue types and tissue sizes, the allograft demand is most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently has back orders, which are expected to be filled within the next three months; however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. As of September 30, 2002, the Company's back order was approximately $360,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

     COMPETITION

     Tutogen is a leader in safe bioimplants for tissue repair. Tutogen's competitive advantage is based on its Tutoplast(R) process of tissue preservation and viral inactivation. The Tutoplast(R) process is based upon solvent dehydration, which preserves the tissue's integrity, and the implants are remodeled in the course of normal healing. The Tutoplast(R) process has an outstanding safety record, including viral inactivation and it has been shown to be effective against the organism responsible for CJD. Since its introduction more than 25 years ago, more than 1,000,000 procedures have been performed using Tutoplast(R) processed tissues, with no known complications from disease transmission or tissue rejection attributable to the implants. Tutoplast(R) processed implants have been described in more than 100 published scientific papers. Tutoplast(R) implants meet FDA requirements for marketing in the U.S. and they are recognized for their outstanding safety.

     The majority of the medical procedures suitable for allografts are currently being performed with autografts. Autografts are tissues derived from the patient requiring the surgical procedure. The advantages of autografts include the absence of the possibility of tissue rejection and disease transmission. The disadvantages are the dual surgical procedures, pain, increased recovery time and the limitation on the amount and quality of tissue that can possibly be harvested from the patient. Allograft advantages include the elimination of a second surgical site resulting in lower infection rates, the reduction of recovery times and lower costs, while disadvantages include availability and possible rejection. Availability and safety are the primary factors in the ability of Tutoplast(R) processed allografts to compete with autografts for use by the surgical community.

     The industry in which the Company operates is highly competitive. The 1996 departure of a major German competitor from the business of soft tissue allografts left Tutogen as the largest processor in the international market. Processors of allograft tissue for transplantation in the U.S. include commercial processors such as Osteotech, Inc., Regeneration Technologies, Inc. and CryoLife, Inc., companies that are well established in the fields of bones and heart valves respectively, and which have substantially greater financial resources than the Company. Not-for-profit tissue banks that procure and process tissue for distribution are considered competitors for certain applications and in certain markets. Management believes that it's Tutoplast(R) process, with its impressive record for safety in the surgical community, gives the Company a competitive advantage over its competitors. However, due to government regulation, disrupted sources of availability and increasing competition, there can be no assurance that the Company will be able to continue to compete successfully. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with newly developed tissue substitutes being developed by other companies.

     GROWTH STRATEGY

     The Company estimates the worldwide market for its present products to be about $3 billion, which includes all procedures in its field of use. The Company's existing tissue supply network, established processing facilities and proven Tutoplast(R) technology provides the foundation for continued growth into fiscal 2003 and beyond. This growth will be aided by new sources of tissue, new applications and products and expansion into new markets.

     TISSUE SUPPLY AND PROCESSING

     The Company has an established network in the United States and Europe for tissue supply that meets or exceeds the high standards set by the FDA, the German Health Authority ("BfArM") and other European regulatory agencies. This network incorporates a reliable logistic system that provides for a continuous supply of tissue with complete traceability. Individual tissue reference samples are stored for 10 years beyond the date of expiration. These high standards of recovery permit such tissue to be imported into the U.S. The Company is engaged in an aggressive program to expand its donor network in the U.S.

     Tutogen operates two processing facilities, one in Neunkirchen, Germany and a second in Alachua, Florida. The German facility is registered as a pharmaceutical and medical device manufacturer and has ISO 9001 certification. The Alachua, Florida facility recently received ISO 9001 certification. The Alachua facility is registered with the FDA Center for Devices and Radiological health (CDRH) as a medical device manufacturer and is licensed in the States of New York and Florida. Both the German and Alachua facilities are registered with the FDA Center for Biologics Evaluation and Research (CBER) in accordance with registration and listing requirements for human tissue based products. Tutogen is an accredited member of The American Association of Tissue Banks ("AATB"). The recent expansion of the Alachua facility into bone product complements a major expansion and modernization now underway at the Neunkirchen facility. These expansions will allow the Company to keep pace with growing product demands for the next several years.

     XENOGRAFTS

     The worldwide demand for allografts, tissue derived from human sources, is anticipated to represent a significant challenge. Faced with this constraint, the Company embarked on a program in 1998 to develop xenografts, tissue derived from animals, as an allograft substitute. Xenografts processed using the Company's proprietary Tutoplast(R) process have their biomechanical properties and remodeling capacity preserved with removal of antigenicity and infection risk. Studies have shown, that Tutoplast(R) processed xenografts are equivalent to allografts. To date, the Company has received CE-Marks, the European equivalent to an FDA medical device approval, for bovine pericardium, bovine cancellous bone and bovine compact (cortical) bone which permits distribution throughout Europe of products derived from such tissues. The first of the FDA 510(k) clearances was received in October 2000, allowing the Company to market a new product, Tutopatch(R), for indications of general and plastic surgery. Tutopatch(R) is the first xenograft tissue that will be offered by the Company in the U.S. The product is produced from bovine pericardium harvested from U.S. cattle free of Bovine Spongiform Encephalopathy ("BSE") and inspected/cleared by the United States Department of Agriculture (USDA).

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

     In November 2001, the Company developed a Tutoplast(R) Processed Dermis(TM) product to be exclusively distributed by the Mentor Corporation. The Tutoplast(R) Processed Dermis(TM) will have application in Mentor's Suspend(TM) procedure that is used to treat female incontinence as well as other pelvic floor surgical procedures. Female incontinence is an extremely unpleasant medical condition suffered by a large and growing population. In the procedure the surgeon repositions and levels the bladder by creating a sling that cradles the bladder. The procedure was developed and pioneered by Mentor. The Company contributed their tissue engineering and preservation expertise to complete the medical device. The procedure has won rapid and wide acceptance as a safe and effective treatment for this unpleasant condition. The number of women electing to have this procedure each year continues to climb.

     In September 2002, Tutogen entered the market for sports medicine with the introduction of its LigaTech product line for ligament replacement and repair. This product line includes Tutoplast processed specialty allograft products utilizing soft tissue and BTB combination products for ACL repair and reconstruction. There are over 200,000 ACL procedures performed in the U.S. annually with an aggregate market size of $500 million. Tutoplast soft membrane and bone allograft products have also been successfully used in shoulder, hip, and hand repair, as well as achilles tendon repair and reconstruction. These products are being distributed through a network of independent distributors in the U.S. and Europe.

     In October 2002, the Company entered the European market with Tutomesh,(R) a Tutoplast processed biological membrane for hernia and abdominal wall repair. In 2001, there were 880,000 procedures in hernia surgery alone, with an aggregate market size of $250 million. Tutomesh(R) has already been successfully implanted during abdominal wall surgery in children with hernia defects. These products are initially being sold through the Company's direct sales force in Germany. In Europe, a distributor network is being established, focusing on Italy, Spain and Great Britain.

     Several patents and trademarks have been submitted in 2002 in order to assist and accomplish the goals for expansion and growth.

     EXPANSION INTO NEW MARKETS

     Tutoplast(R) processed tissues and products have application in numerous surgical indications. The Company enjoys high degrees of success in two such niches, opthamology and urological/gynecological with its strategic partners IOP and Mentor, respectively and has established similar relationships to address additional markets. One such relationship was established in March 2000 with Spine-Tech for the world-wide distribution of Tutoplast(R) processed bone tissues for spinal applications. Marketing of the traditional bone products began in September 2000. In November 2001, Spine-Tech commenced marketing of the Company's first biological specialty graft, the Tutogen Medical ALIF (Anterior Lumbar Interbody Fusion). Also, in September 2000, the Company entered into a collaboration with Dental whereby Dental will market in the U.S. and distribute internationally Tutoplast(R) processed bone tissue for dental applications. In February 2002, Spine-Tech commenced marketing of an additional specialty graft, the Tutogen PLIF (Posterior Lumbar Interbody Fusion).

     RESEARCH AND DEVELOPMENT

     Tutogen continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants contractively collaborate on research activities related to allograft and non-allograft tissue development. The Company follows an Internal Product Development plan and organizes all R&D activities, including the Spine-Tech and Dental collaboration. R & D expenditures increased 33% from $667 in 2001 to $886 in 2002.

     In allograft-related areas, R&D activities focus primarily on the development of surgical solutions, standardized and tailor-made products instead of offering grafting material to the surgeon. Also, continuing progress on the application of the Company's proprietary Tutoplast(R) process to various other tissues has met with success. The Company continues to independently review its processing technology to improve tissue safety and efficacy. Non-allograft activities relate to explorations into the use of xenografts, tissue-engineered grafts and improving healing. Clinical studies, evaluation and follow-up are conducted on these activities. The Company's research efforts are subsidized by its collaboration with non-profit research institutions. These activities will be expanded substantially pending the availability of the necessary financial resources. The Company is referred to in more than 400 publications.

     CUSTOMERS

     Mentor is a principal customer to the Company, accounting for approximately 22% of the Company's net sales for the year ended September 30, 2002. No other customer accounted for more than 10% of the Company's net sales for the fiscal year 2002. The Company has Exclusive Distribution Agreements with Mentor granting a license to exclusively distribute the Tutoplast(R) Processed Fascia Lata, Pericardium and Dermis in their field of use, which is defined as all urological and gynecological applications and procedures in the United States and certain foreign markets.

     PATENTS, LICENSES AND TRADEMARKS

     Wherever possible, Tutogen seeks to protect its proprietary information, products, methods and technology by obtaining patent and trademark protection. Tutogen has 16 patents pending and has 12 registered trademarks covering several countries worldwide. In the United States, the Company has two FDA accepted 510(k) applications for its various products or processes. The Company believes that it has established itself through the Tutoplast(R) trademark identity and a record of safety and quality assurance, which will survive the life of the patents.

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

     FOREIGN EXCHANGE RATES AND FOREIGN TRANSACTIONS

     A significant portion of the Company's revenues is derived from its German operations, all of which are denominated in Euros. Fluctuations in the U.S. Dollar/Euro exchange rate may therefore have a significant effect on the Company's dollar results. Transactions with foreign suppliers and foreign customers could be materially adversely affected by possible import, export, tariff and other restrictions that may be imposed by the United States or other countries.

     EMPLOYEES

         As of September 30, 2002, the Company employed a total of 152 full-time and 19 part-time employees, of whom 40 were employed in the United States and the remainder in Germany. Management believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     UNITED STATES. The Company's domestic facilities are located in New Jersey and Florida. In Clifton, New Jersey, the Company leases approximately 3,100 square feet of office space in which its administrative headquarters is located. The lease will expire in December 2002 and has a base rent of approximately $4,650 per month. The Company relocated its accounting finance group related to the U.S. manufacturing operation to its facility in Alachua, Florida. The Company has downsized its administrative headquarters, which was relocated to West Paterson, New Jersey occupying 1,400 square feet at a base rent of $2,500 per month. The Company's processing plant in Alachua, Florida has expanded from approximately 11,345 square feet to 13,449 square feet of leased space. The Florida lease expires January 31, 2004 and rents for approximately $17,250 per month. The Company believes it is adequate in space and condition for its current needs and has made provisions for expansion if necessary.

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


ITEM 3.  LEGAL PROCEEDINGS.

     There were no material legal proceedings as of September 30, 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     MARKET INFORMATION

     Effective August 17, 2000, the Company's Common Stock is being traded on the American Stock Exchange under the symbol "TTG". Previously, the Company's Common Stock was traded on the OTC Bulletin Board under the symbol "TTGN". The following table sets forth the range of high and low bid information for the Company's Common Stock for each quarter within the last two fiscal years.

     Fiscal 2001                                    High             Low
     ------------                                   ----             ---
     First Quarter                               $   3.13         $  3.63
     Second Quarter                                  4.88            2.50
     Third Quarter                                   3.90            2.64
     Fourth Quarter                                  3.00            2.35


     Fiscal 2002
     ------------
     First Quarter                               $   3.09         $  2.25
     Second Quarter                                  5.05            2.95
     Third Quarter                                   4.95            3.55
     Fourth Quarter                                  3.75            2.76

     Such market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

     HOLDERS

     As of November 30, 2002, the approximate number of holders of record of the Company's Common Stock was 372. The Company estimates that there are approximately 2,100 beneficial holders.

     DIVIDENDS

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenue for the year ended September 30, 2002 increased $7.5 million or 58% to $20.7 million from $13.2 million in 2001. The US operation revenues were $13.7 million or 97% higher than 2001. The revenue increase was primarily due to an increase in the demand for the Company's Tutoplast(R) processed bone products for spinal and dental applications sold by Spine-Tech and Dental, the Company's marketing partners. These products contributed $5.0 million of the increase in revenue. This increase was fueled by the introduction, by Spine-Tech in February of a new Tutoplast(R) specialty graft, the Puros(TM) Symmetry(TM) PLIF Allograft System. The International operation had revenues of $7.0 million or an increase of 13% from 2001. The increase in revenues was primarily due to increased penetration of the German market and improved distributor revenues worldwide.

Gross margins for the year ended September 30, 2002 increased to 59% from 34% in 2001. The higher margins were primarily due to a favorable mix of higher margin products from the spinal revenues. The Spine-Tech revenues contributed $5.6 million versus $2.0 million in 2001. This combined with improved manufacturing efficiencies resulted in higher margins. Prior years lower margins were the result of inventory write-offs, rejected material and higher than anticipated product development costs at both the U.S. and International manufacturing sites. The cause of these higher costs was partially due to the design and development of new products, which were introduced this year for the spinal markets.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses increased 14% in 2002 to $3.3 million from $2.9 million in 2001. The increase was due primarily to additional staff to support the Company's 58% increase in revenue growth. As a percentage of revenues, General and Administrative expenses decreased from 22% in 2001 to 16% in 2002.

DISTRIBUTION AND MARKETING

Distribution and Marketing expenses increased $3.2 million or over 100% in 2002 to $6.3 million from $3.1 million in 2001. The increase was primarily due to marketing fees paid under the agreements with Spine-Tech and Dental as a result of the rollout of the Company's bone products for spinal and dental applications. As a percentage of revenues, Distribution and Marketing expenses increased from 24% in 2001 to 30% in 2002 due primarily to a substantial increase in marketing fee related revenues.

RESEARCH AND DEVELOPMENT

Research and Development expenses increased 33% in 2002 to $0.9 million from $0.7 million in 2001. The increase was due to the increased product development effort focused on the Spine-Tech and Dental product lines. As a percentage of revenues, Research and Development expenses decreased from 5.1% in 2001 to 4.3% in 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and Amortization remained essentially the same in 2002 as in the prior year.

OTHER INCOME/EXPENSE

Other income for 2002 decreased substantially from $377 in 2001 to $29 in 2002 as the result of reduced interest rates and unfavorable foreign exchange losses due to the weakness of the dollar versus the euro as compared to favorable foreign exchange transactions in 2001.

INTEREST EXPENSE

Interest expenses in 2002 decreased 21% due to the Company's ability to maintain minimum revolving credit balances.

PROVISION FOR (BENEFIT OF) INCOME TAXES

The provision for income taxes is solely due to the foreign entity being taxed. The benefit of income taxes in the prior year was due to the elimination of the full valuation allowance on its foreign entity. The Company continues to record the existing valuation allowance on its U.S. operations.

NET INCOME

As a result of the above, net income for the year ended September 30, 2002 totaled $0.9 million $0.06 basic earnings and diluted earnings per share as compared to a net loss of $0.7 million or $0.05 basic and $0.05 diluted earnings per share for 2001.

ACCOUNTS RECEIVABLE

The accounts receivable balance increased in 2002 by 71% as a result of the 58% increase in revenues and a significant change in class of customer (doctors, hospitals, etc.) as a result of the increase in the spine and dental product revenues from year to year. The days sales outstanding has increased from 50 in 2001 to 60 in 2002.

INVENTORY

The inventory balance increased in 2002 by 81% or $4.5 million while the total revenues increased by 58%. This increase was primarily due to meeting contractual commitments with its two major marketing partners, Spine-Tech and Dental.

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

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price. Delivery is to have occurred at the time of shipment. Customers are provided with a limited right of return. Revenue is recognized at shipment. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience.

Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from distribution fees include nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered.

     FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Euro in 2002 and Deutsche Mark ("DM") in 2001. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, non-cash losses are made directly to comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $51 in 2002 and currency gains of $168 in 2001. The exchange rates at September 30, 2002 and 2001 were Euro 1.01/U.S. Dollar and DM 2.22/U.S. Dollar, respectively.

CONCENTRATION OF CREDIT RISK

The exposure to risk related to foreign currency exchange is limited primarily to intercompany transactions. The company currently does not utilize forward exchange contracts or any other type of hedging instruments.

The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. One customer accounted for 22% and 18% of consolidated revenue in 2002 and 2001, respectively. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002 and 2001 the Company had working capital of $10.9 million and $8.8 million, respectively, an increase of 24%. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed.

The Company maintains current working capital credit lines totaling 1.8 million euros (approximately $1.8 million) with three German banks and a $1.0 million credit line with a U.S. bank. At September 30, 2002 the Company had no borrowings against these lines.

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


                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

---------------------------------------- ---------- ------------------------------------- ---------------------------

                 NAME                       AGE              POSITIONS/OFFICES                PERIOD SERVED IN
                                                                                               OFFICE/POSITION
---------------------------------------- ---------- ------------------------------------- ---------------------------
G. Russell Cleveland                        63      Director                              1997 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
Robert C. Farone                            60      Director                              May 1999 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
J. Harold Helderman, MD                     57      Director                              1997 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
Manfred K. Kruger                           56      Chief Executive Officer               December 1999 -
                                                                                          present
                                                    President                             July 1999 - present
                                                    Chief Operating Officer               January 1999 - present
                                                    Vice President, Managing              1998 - 1999
                                                    Director, International
                                                    Operations
---------------------------------------- ---------- ------------------------------------- ---------------------------
George Lombardi                             59      Chief Financial Officer,              1998 - present
                                                    Treasurer and Secretary
---------------------------------------- ---------- ------------------------------------- ---------------------------
Thomas W. Pauken                            58      Chairman of the Board                 April 2000 - present
                                                    Director                              January 1999 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
Carlton E. Turner                           62      Director                              2000 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
David S. Wise                               47      Director                              2001 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------
Thomas Zehnder                              34      Director                              2002 - present
---------------------------------------- ---------- ------------------------------------- ---------------------------

The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five years.

     OFFICERS AND DIRECTORS

     G. RUSSELL CLEVELAND is the President, Chief Executive Officer, sole Director, and majority shareholder of Renaissance Capital Group, Inc. ("Renaissance"). He is also President, Chief Executive Officer, and a director of Renaissance Capital Growth & Income Fund III, Inc. Mr. Cleveland is a Chartered Financial Analyst with more than 35 years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland currently serves on the Boards of Directors of Renaissance U.S. Growth & Income Trust PLC, Cover-All Technologies, Inc., Digital Recorders, Inc., Integrated Security Systems, Inc., and BFS U.S. Special Opportunities Trust PLC (London).

     ROBERT C. FARONE has been Vice President/General Manager of Samsonite Company Stores since June 2001. Samsonite Company Stores is a chain of 176 retail luggage stores. Mr. Farone had been President of Bag'n Baggage, Ltd. from June 1985 through February 2001. Bag'n Baggage is an 80-store retailer of luggage and leather goods operating in eight (8) states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's. Mr. Farone has also served as a director on the board of Caribbean Marine, Inc. from June 1985 to April 2001. From September 1985 to July 1986 he served as a director on the board of 50 Off Stores, and from August 1988 to September 1991 he served as Chairman of the Board. 50 Off Stores was a regional chain of deep discount stores specializing in ready to wear having 72 locations in five states.

     J. HAROLD HELDERMAN, MD is Dean of Admissions and Professor of Medicine, Microbiology and Immunology at Vanderbilt University, Nashville, Tennessee, and is the Medical Director of the Vanderbilt Transplant Center. Dr. Helderman received his MD from the State University of New York, Downstate Medical Center in 1971, Summa Cum Laude. In addition to book and monograph writings, he has authored more than 125 publications in his field of transplant medicine. Dr. Helderman is past President of the American Society of Transplantation.

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

     DAVID S. WISE is Group Vice President and General Counsel of Centerpulse USA Inc. ("Centerpulse") (formerly Sulzer Medica USA Inc.), a diverse global manufacturer of total hip, knee and shoulder orthopedic prostheses, spinal devices, dental implants, and various cardiovascular prostheses, including heart valves, vascular prostheses, and peripheral stents. Mr. Wise is serving on the board as a representative of Centerpulse.Prior to joining Centerpulse in 1994, Mr. Wise was a partner in the Texas-based intellectual property law firm of Conley Rose LLP where his practice focused on intellectual property and other commercial litigation. Between 1982 and 1991, Mr. Wise was an associate and later a partner at Butler & Binion, L.L.P. Mr. Wise received a B.S. in Electrical Engineering from Rice University and a J.D. cum laude from Duquesne University.

     DR. THOMAS ZEHNDER is Group Vice President for Centerpulse Management Ltd. ("Centerpulse"), responsible for Spine-Tech Division Global Coordination and Biologics, and President of Centerpulse Biologics Inc. Dr. Zehnder is serving on the board as a representative of Centerpulse. Prior to joining Centerpulse in 2001, Dr. Zehnder held various management positions in the healthcare industry in the area of Strategic Business Development and Marketing, including Director of Process Development and Reengineering and Director of Clinical Trial Management Services at Covance Central Laboratory Services, Geneva (1999-2001), consultant and Project Manager at HPC Healthcare & Pharma Consulting AG, Zug
(1999), International Product Manager at Stratec Medical AG, Oberdorf (1997-1999) and Project Manager at the Institute for Technology Management, St. Gallen (1994-1996). Dr. Zehnder has a degree in industrial engineering form the Federal Institute of Technology (ETH) Zurich and a doctoral degree in Business Administration from the University of St. Gallen.

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

     The 1996 Plan presently reserves 3,500,000 shares of the Company's Common Stock for issuance thereunder. As of September 30, 2002, options have been issued for 2,217,668 shares and 786,853 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

     EMPLOYMENT AGREEMENTS

     The Company has an employment agreement with Manfred Kruger, its President, Chief Executive Officer, Chief Operating Officer and Managing Director, International Operations. Pursuant to that agreement, the term of Mr. Kruger's employment with the Company commenced on June 16,1997. The agreement is for an indefinite period and shall terminate upon written notice by the Company, notice of his election to terminate, or the Company terminates his employment for cause. Minimum notice of termination by the Company, except for cause, is one year from the end of a calendar quarter. Mr. Kruger's annual base salary is currently Euros 338,591 (approximately $342,000). In addition, the employment agreement provides for an annual bonus in an amount up to 35% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board.

     The Company has a severance agreement with George Lombardi, its Chief Financial Officer, Treasurer and Secretary. Pursuant to that agreement, upon written notice of his termination at least six weeks before a calendar quarter, the Company will provide six months salary including medical benefits. Mr. Lombardi's annual base salary is currently $160,000. In addition, the Company provides an annual bonus in an amount up to 30% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board.

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


                                                  SUMMARY COMPENSATION TABLE

---------------------- -------- -------------------------------------- ------------------------------------ ----------------

                                         Annual Compensation                 Long Term Compensation

---------------------- -------- ---------- --------- ----------------- ------------------------- ---------- ----------------

                                                                                Awards            Payouts
---------------------- -------- ---------- --------- ----------------- ------------------------- ---------- ----------------

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

                                                                                                                  (1)
---------------------- -------- ---------- --------- ----------------- ----------- ------------- ---------- ----------------
Manfred K. Kruger
President, Chief        2002     282,500    68,000          0              0          50,000         0          58,600
Executive Officer &     2001     230,000    42,000          0              0          35,000         0          48,100
Chief Operating         2000     174,200    70,000          0              0         210,000         0          48,800
Officer

George Lombardi
Chief Financial         2002     152,300    29,000          0              0            0            0             0
Officer, Treasurer      2001     150,000    10,000          0              0          15,000         0             0
and Secretary           2000     143,500    38,000          0              0          50,000         0             0

---------------------- -------- ---------- --------- ----------------- ----------- ------------- ---------- ----------------

     (1) Includes pension and automobile leasing and other automobile related expenses.


                                             OPTIONS GRANTED IN FISCAL YEAR 2002
                                                     (Individual Grants)

------------------------------- ------------------------ ------------------------ ------------- ------------------------


                                 Number of Securities
                                  Underlying Options        Percent of Total
                                        Granted            Options Granted To     Exercise or
                                          (#)                  Employees          Base Price          Expiration
             Name                                                                    ($/Sh)              Date

------------------------------- ------------------------ ------------------------ ------------- ------------------------
Manfred K. Kruger                        50,000                    14.3%              $3.04      December 20, 2011
------------------------------- ------------------------ ------------------------ ------------- ------------------------

     The following table sets forth the value of the unexercised options at September 30, 2002. No options were exercised during this fiscal year. The market price of the Company's common stock at September 30, 2002 was $2.84.


                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                AND FY-END OPTION VALUES

---------------------------------------- -------------------------------------- --------------------------------------
                                                 Number of Unexercised                  Value of Unexercised
                                                      Options at                       In-the-Money Options at
                 Name                             September 30, 2002                     September 30, 2002
---------------------------------------- -------------------------------------- --------------------------------------
                                            Exercisable     Unexercisable       Exercisable        Unexercisable
---------------------------------------- ------------------ ------------------- ------------------ -------------------
Manfred K. Kruger                             455,000            107,500            $ 552,200           $ 76,100
---------------------------------------- ------------------ ------------------- ------------------ -------------------
George Lombardi                               178,000             20,000            $ 175,584           $ 23,781
---------------------------------------- ------------------ ------------------- ------------------ -------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 2002, by (i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of November 30, 2002, there were approximately 15,158,110 shares of Common Stock issued and outstanding.


------------------------------------------------------------------------------------------------------------------
      NAME AND ADDRESS                                                      AMOUNT AND NATURE        PERCENTAGE
     OF BENEFICIAL OWNER                                               OF BENEFICIAL OWNER (1)(2)   OF CLASS (3)
------------------------------------------------------------------------------------------------------------------
Capital Partners II, Ltd. Liquidating Trust (5) (8)..............          3,674,061                   24.24%
    5646 Milton Street
    Suite 900
    Dallas, TX 75206

SPV 1996 LP......................................................          1,896,794                   12.51%
    101 Finsbury Pavement
    London, England
    EC2A 1EJ

Centerpulse USA Holding Co.     .................................          5,297,124                   34.95%
     3 East Greenway Plaza, Suite 1600
     Houston, Texas 77046

G. Russell Cleveland (4).........................................             87,300                       *

Robert C. Farone (5).............................................            125,814                       *

Dr. J. Harold Helderman (6)......................................             98,535                       *

Manfred K. Kruger (7)............................................            507,500                    3.24%

George Lombardi (7)..............................................            190,500                    1.24%

Thomas W. Pauken (8).............................................          3,992,101                   26.10%

Carlton E. Turner (7)............................................             40,000                       *

David S. Wise (7)           .....................................             10,000                       *

Thomas Zehnder...................................................              - 0 -                       *

All directors and officers as a group (9 persons)................          5,041,750                   30.98%

-------------------
*    Less than 1%

1 In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
2 Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the common stock beneficially owned by them.
3 In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 2002 held by such individual or group.
4 Includes 70,000 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Cleveland is the President and majority shareholder of Renaissance Capital Group, Inc. His business address is 8080 N. Central Expressway, Suite 210-LB 59, Dallas, TX 75206. See note 4.
5 Includes 70,000 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Farone is a Supervisory Trustee of Capital Partners II, Ltd. Liquidating Trust.
6 Includes 90,000 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
7 All of the shares of common stock beneficially owned by Messrs. Kruger, Lombardi, Turner and Wise are derivative securities issuable upon exercise of options exercisable within sixty (60) days.

8 Includes all of the shares of common stock beneficially owned by Capital Partners II, Ltd Liquidating Trust. Mr. Pauken is the Trustee of Capital Partners II, Ltd. Liquidating Trust and has voting rights to all of the shares owned by the Trust. Mr. Pauken separately has beneficial ownership in 318,040 shares of common stock. It also includes 140,000 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.


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

     3.5      Articles of Amendment to Articles of Incorporation
                 Establishing Series C Preferred Stock.*

     3.6      Articles of Amendment to Articles of Incorporation
                 Increasing the Number of Authorized Shares.*

     3.7      Articles of Amendment to Articles of Incorporation
              Amending the Terms of the Series C Preferred Stock.*

     3.8      Articles of Amendment to Articles of Incorporation
                 Effecting the Reverse Stock Split.*

     10.1     Convertible Debenture Loan Agreement, dated November 11, 1997,
                 Byand between Biodynamics International, Inc., and its Wholly-Owned Subsidiaries, and Renaissance Capital Partners II, Ltd.*

     10.2     Nine Percent (9%) Convertible Debenture of Biodynamics
                 International, Inc., Issued to Renaissance Capital Partners II, Ltd., dated November 11, 1997.*

     10.3     Second Amendment toSecurity Agreement, dated December 31, 1997, By
                 Biodynamics International, Inc., for the benefit of Renaissance Capital Partners II, Ltd.*

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

(B)  REPORTS ON 8-K

              None

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Tutogen Medical, Inc. (the "Company") that the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.


                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date December 20, 2002

                                             TUTOGEN MEDICAL, INC.


                                              /s/ Manfred K. Kruger
                                             ----------------------
                                             Manfred K. Kruger
                                             President, Chief Executive Officer
                                             and Chief Operating Officer


                                             /s/ George Lombardi
                                             -------------------
                                             George Lombardi
                                             Chief Financial Officer, Treasurer
                                             and Secretary


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


Signature                               Title                       Date
---------                               -----                       ----


 /s/ G. Russell Cleveland              Director               December 20, 2002
---------------------------------
G. Russell Cleveland


/s/ Robert C. Farone                   Director               December 20, 2002
---------------------------------
Robert C. Farone


 /s/ J. Harold Helderman               Director               December 20, 2002
---------------------------------
Dr. J. Harold Helderman

 /s/ Manfred K. Kruger                 Director               December 20, 2002
---------------------------------
Manfred K. Kruger

/s/ Thomas W. Pauken                   Director               December 20, 2002
---------------------------------
Thomas W. Pauken

/s/ Carlton E. Turner                  Director               December 20, 2002
---------------------------------
Carlton E. Turner

/s/ David S. Wise                      Director               December 20, 2002
---------------------------------
David S. Wise

/s/ Thomas Zehnder                     Director               December 20, 2002
---------------------------------
Thomas Zehnder

CERTIFICATION


I CERTIFY THAT:

1.       I HAVE REVIEWED THIS ANNUAL REPORT ON FORM 10-KSB OF TUTOGEN MEDICAL,
         INC.

2. BASED ON MY KNOWLEDGE, THIS ANNUAL REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENT MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS ANNUAL REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THE ANNUAL REPORT FAIRLY PRESENT IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF AND FOR THE PERIODS PRESENTED IN THIS ANNUAL REPORT;

4. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-14 AND 15D-14) FOR THE REGISTRANT AND WE HAVE:

         A) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS ANNUAL REPORT IS BEING PREPARED;

         B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS ANNUAL REPORT (THE "EVALUATION DATE") AND;

         C) PRESENTED IN THIS ANNUAL REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

         A) ALL SIGNIFICANT DEFICIENCIES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS, WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS; AND

         B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS; AND

CERTIFICATION                                                             PAGE 2


6. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS ANNUAL REPORT WHETHER OR NOT THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.


DATE:    DECEMBER 13, 2002

BY:
NAME:    /S/ GEORGE LOMBARDI

TITLE:   CHIEF FINANCIAL OFFICER,
         TREASURER AND SECRETARY



         ----------------------------

CERTIFICATION


I CERTIFY THAT:

1.       I HAVE REVIEWED THIS ANNUAL REPORT ON FORM 10-KSB OF TUTOGEN MEDICAL,
         INC.

2. BASED ON MY KNOWLEDGE, THIS ANNUAL REPORT DOES NOT CONTAIN ANY UNTRUE STATEMENT OF A MATERIAL FACT OR OMIT TO STATE A MATERIAL FACT NECESSARY TO MAKE THE STATEMENT MADE, IN LIGHT OF THE CIRCUMSTANCES UNDER WHICH SUCH STATEMENTS WERE MADE, NOT MISLEADING WITH RESPECT TO THE PERIOD COVERED BY THIS ANNUAL REPORT;

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THE ANNUAL REPORT FAIRLY PRESENT IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF AND FOR THE PERIODS PRESENTED IN THIS ANNUAL REPORT;

4. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-14 AND 15D-14) FOR THE REGISTRANT AND WE HAVE:

         A) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION ELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS ANNUAL REPORT IS BEING PREPARED;

         D) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS ANNUAL REPORT (THE "EVALUATION DATE") AND;

         E) PRESENTED IN THIS ANNUAL REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES BASED ON OUR EVALUATION AS OF THE EVALUATION DATE;

5. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

         A) ALL SIGNIFICANT DEFICIENCIES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS, WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS; AND

         C) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS; AND

CERTIFICATION                                                             Page 2


6. The registrant's other certifying officers and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 13, 2002

BY:
Name:    /s/ Manfred K. Krueger

Title:   President and CEO



         ----------------------------

----------------------------------------------------
    TUTOGEN MEDICAL, INC. AND
    SUBSIDIARIES

    INDEPENDENT AUDITORS' REPORT

    CONSOLIDATED FINANCIAL STATEMENTS
    Years Ended September 30, 2002 and 2001
----------------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
Clifton, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and Subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 12 to the consolidated financial statements, effective October 1, 2000, the Company changed its method of accounting for distribution fee income, from a cash basis to a deferred basis whereby distribution fee income is recognized as products are delivered over the periods. This accounting change resulted in the cumulative effect adjustment, which reduced net earnings for the year ended September 30, 2001 by approximately $1.1 million, or $0.08 per basic and diluted common share. The cumulative effect adjustment was recorded net of an income tax benefit of approximately $0.6 million, and was primarily composed of approximately $1.4 million and $0.3 million of distribution fees which were included in revenue as of September 30, 2001 and 2000, respectively.

/s/ Deloitte & Touche LLP

November 19, 2002
New York, New York

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001
(In Thousands)
--------------------------------------------------------------------------------

                                                           2002        2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                              $ 3,083     $ 4,352
  Accounts receivable, net of allowance for doubtful
   accounts of $182 in 2002 and $167 in 2001               3,175       1,858
  Inventories - net                                        9,950       5,491
  Deferred income taxes                                      221         287
  Other current assets                                       373         487
                                                         -------     -------

           Total current assets                           16,802      12,475

PROPERTY, PLANT AND EQUIPMENT - Net                        4,119       3,906

DEFERRED INCOME TAXES                                      2,827       2,896
                                                         -------     -------

TOTAL ASSETS                                             $23,748     $19,277
                                                         =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued expenses            $ 3,982     $ 2,237
  Accrued commissions                                      1,390         439
  Revolving credit arrangements                               --         584
  Current portion of deferred distribution fees              501         346
  Current portion of long-term debt                           73          63
                                                         -------     -------

           Total current liabilities                       5,946       3,669

OTHER LIABILITIES:
  Deferred distribution fees                               3,181       2,444
  Long-term debt                                             693         707

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                      13,928      12,457
                                                         -------     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $23,748     $19,277
                                                         =======     =======

See notes to consolidated financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) YEARS ENDED SEPTEMBER 30, 2002 AND 2001
(In Thousands, Except for Share Data)
-----------------------------------------------------------------------------------------
                                                                2002             2001
REVENUE:
  Surgical products and related services                   $     20,275      $     12,838
  Distribution fees                                                 472               324
                                                           ------------      ------------

           Total revenue                                         20,747            13,162

COST OF REVENUE                                                   8,434             8,670
                                                           ------------      ------------

           Gross margin                                          12,313             4,492
                                                           ------------      ------------

OPERATING EXPENSES:
  General and administrative                                      3,287             2,868
  Distribution and marketing                                      6,294             3,124
  Research and development                                          886               667
  Depreciation and amortization                                     134               128
                                                           ------------      ------------

           Total operating expenses                              10,601             6,787
                                                           ------------      ------------

OPERATING INCOME (LOSS)                                           1,712            (2,295)

OTHER INCOME                                                         29               377

INTEREST EXPENSE                                                    (62)              (78)
                                                           ------------      ------------

INCOME (LOSS) BEFORE PROVISION FOR
  (BENEFIT OF) INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                     1,679            (1,996)

PROVISION FOR (BENEFIT OF) INCOME TAXES                             778            (2,445)
                                                           ------------      ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                 901               449

CUMULATIVE EFFECT OF ACCOUNTING CHANGE,
  net of taxes of $603                                               --             1,121
                                                           ------------      ------------
NET INCOME (LOSS)                                                   901              (672)

COMPREHENSIVE INCOME:
  Foreign currency translation adjustments                          253                10
                                                           ------------      ------------

COMPREHENSIVE INCOME (LOSS)                                $      1,154      $       (662)
                                                           ============      ============

AVERAGE SHARES OUTSTANDING FOR BASIC
  EARNINGS (LOSS) PER SHARE                                $ 15,114,412      $ 14,749,373
                                                           ============      ============

BASIC EARNINGS (LOSS) PER SHARE:
  Income before cumulative effect of accounting change     $       0.06      $       0.03
                                                           ============      ============
  Cumulative effect of accounting change                   $       0.00      $      (0.08)
                                                           ============      ============
  Net income (loss)                                        $       0.06      $      (0.05)
                                                           ============      ============

                                                                               (continued)

AVERAGE SHARES OUTSTANDING FOR DILUTED
  EARNINGS (LOSS) PER SHARE                                  15,959,975        14,749,373
                                                           ============      ============

DILUTED EARNINGS (LOSS) PER SHARE:
  Income before cumulative effect of accounting change     $       0.06      $       0.03
                                                           ============      ============
  Cumulative effect of accounting change                   $       0.00      $      (0.08)
                                                           ============      ============
  Net income (loss)                                        $       0.06      $      (0.05)
                                                           ============      ============

                                                                               (concluded)

See notes to consolidated financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001
(In Thousands)
-----------------------------------------------------------------------------------------

                                                                     2002         2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $   901      $  (672)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                      414          356
    Deferred income taxes                                              135       (2,580)
    Cumulative effect of accounting change                              --        1,121
    Changes in assets and liabilities:
      Accounts receivable                                           (1,586)          15
      Inventories                                                   (4,201)         250
      Other current assets                                             935          (38)
      Accounts payable and accrued expenses                          1,128          235
      Accrued commissions                                              951          439
      Deferred distribution fees revenue                               646        1,084
                                                                   -------      -------

           Net cash (used in) provided by operating activities        (677)         210
                                                                   -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                  (354)      (1,086)
                                                                   -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                             317        1,381
  Proceeds from revolving credit arrangements                           39        1,036
  Repayment of revolving credit arrangements                          (628)        (802)
  Repayment of long-term debt                                          (67)         (62)
                                                                   -------      -------

           Net cash (used in) provided by financing activities        (339)       1,553
                                                                   -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                101         (160)
                                                                   -------      -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,269)         517

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         4,352        3,835
                                                                   -------      -------

CASH AND CASH EQUIVALENTS, END OF YEAR                             $ 3,083      $ 4,352
                                                                   =======      =======

SUPPLEMENTAL CASH FLOW DISCLOSURE -
  Interest paid                                                    $    62      $    78
                                                                   =======      =======

SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Issuance of common stock/options for services                    $    --      $     5
                                                                   =======      =======

See notes to consolidated financial statements.


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED SEPTEMBER 30, 2002
AND 2001 (In Thousands, Except for Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                ACCUMULATED                              COMMON
                                           COMMON     ADDITIONAL                  OTHER                                  SHARES
                                           STOCK       PAID-IN     TREASURY   COMPREHENSIVE    ACCUMULATED             ISSUED AND
                                         ($.01 PAR)    CAPITAL      STOCK        LOSS (1)        DEFICIT     TOTAL     OUTSTANDING

BALANCE, OCTOBER 1, 2000                    $ 141     $ 35,130     $ (1,682)   $ (1,188)       $ (20,663)  $ 11,738     14,065,088

  Stock issued on exercise of options           2          266           --           --             --         268        189,899
  Stock issued on exercise of warrants          8        1,105           --           --             --       1,113        964,757
  Net loss                                     --           --           --           --           (672)       (672)            --
  Treasury stock                                4          889         (893)          --             --          --        179,949
  Cancellation of treasury                     (5)      (2,570)       2,575           --             --          --       (468,333)
  Foreign currency translation adjustment      --           --           --           10             --          10             --
                                            -----     --------     --------    ---------       --------    --------    -----------

BALANCE, SEPTEMBER 30, 2001                   150       34,820           --       (1,178)       (21,335)     12,457     14,931,360

  Stock issued on exercise of options           2          315           --           --             --         317        226,750
  Net income                                   --           --           --           --            901         901             --
  Foreign currency translation adjustment      --           --           --          253             --         253             --
                                            -----     --------     --------    ---------       --------    --------    -----------

BALANCE, SEPTEMBER 30, 2002                 $ 152     $ 35,135     $     --    $    (925)      $(20,434)   $ 13,928     15,158,110
                                            =====     ========     ========    =========       ========    ========    ===========

(1) Represents foreign currency translation adjustments.

See notes to consolidated financial statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


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

     FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's German subsidiary is the Euro in 2002 and the Deutsche Mark ("DM") in 2001. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, noncash losses are made directly to comprehensive income (loss). Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $51 in 2002 and currency gains of $168 in 2001. The exchange rates at September 30, 2002 and 2001 were Euro 1.01/U.S. Dollar and DM 2.22/U.S. Dollar, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined by using available market information and appropriate valuation methodologies.

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

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the following estimated useful lives of the assets:

           Building and improvements                                40 years
           Machinery, equipment, furniture and fixtures           3-10 years

     INTANGIBLE ASSETS - Intangible assets consist of patents and trademarks, which are stated at acquired cost less accumulated amortization. Patents are amortized on a straight-line basis over a weighted average of the remaining patent protection periods of all existing worldwide patents and do not exceed thirteen years. Trademarks are amortized straight-line over the expected benefit period of five years. On an annual basis the Company reviews these assets for events or changes that may have occurred which may indicate impairment. In performing this review, the Company estimates the future cash flows expected to result from the use of these assets. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, impairment would be recognized. The Company believes no such impairment existed as of September 30, 2002 and 2001 based on its analysis. Intangible assets amounted to $ 0 and $ 1 at September 30, 2002 and 2001, respectively and are included in other assets.

     LONG-TERM DEBT - The carrying value of long-term debt approximates fair value.

     REVENUE AND COST OF REVENUE - Revenue includes amounts from surgical products and related services and distribution fees from strategic partnerships. Cost of revenue includes depreciation of $280 and $227 for the years ended September 30, 2002 and 2001, respectively. Revenue from surgical products and related services is recognized upon the shipment of the processed tissues and when services are performed. The Company's terms of sale are FOB shipping point. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered over the periods.

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

     TOTAL COMPREHENSIVE INCOME (LOSS) - The Company follows Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME (LOSS). Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders, and for the Company, includes net income (loss) and cumulative translation adjustments.

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

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, INTANGIBLE ASSETS. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company plans to adopt the provisions of SFAS No. 141 for any business combination that is initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS Nos. 141 and 142 will not have a material impact on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 143 will not have a material impact on its results of operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 supercedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing October 1, 2002, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN AS RESTRUCTURING). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

     EMPLOYEE SAVINGS PLAN - The Company maintains the Tutogen Medical, Inc. 401(k) Plan (the "Plan") for which all of the United States Employees are eligible. The Plan requires the attainment of the age of 21 and a minimum of six months of employment to become a participant. Participants may contribute up to 15% of their annual compensation to the Plan on a pre-tax basis, subject to the maximum dollar limit set by the Internal Revenue Service. The expenses incurred for the Plan were $26 and $22 in 2002 and 2001, respectively.

     RECLASSIFICATION - Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

3.   CONCENTRATION OF CREDIT RISK

     The exposure to risk related to foreign currency exchange rate changes is limited primarily to intercompany transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

     The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. One customer accounted for 22% and 18% of consolidated revenue in 2002 and 2001, respectively. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 2002.

4.   INVENTORIES

     Major classes of inventory at September 30, 2002 and 2001 were as follows:

                                                         2002          2001

     Raw materials                                     $ 1,868       $ 1,148
     Work in process                                     3,209         1,893
     Finished goods                                      6,630         3,486
                                                       -------       -------

                                                        11,707         6,527

     Less reserves for obsolescence                      1,757         1,036
                                                       -------       -------

                                                       $ 9,950       $ 5,491
                                                       =======       =======

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 2002 and 2001 consisted of the following:

                                                            2002          2001

     Land                                                 $   406       $   375
     Buildings and improvements                             2,964         2,675
     Machinery and equipment                                1,194           982
     Office furniture and equipment                         1,852         1,617
                                                          -------       -------

                                                            6,416         5,649

     Less accumulated depreciation and amortization        (2,297)       (1,743)
                                                          -------       -------

                                                          $ 4,119       $ 3,906
                                                          =======       =======

     There was no property held under capital leases at September 30, 2002 and 2001. The depreciation expense for the years ended September 30, 2002 and 2001 was approximately $413 and $356, respectively.

6.   REVOLVING CREDIT ARRANGEMENTS

     Under the terms of revolving credit facilities with three German banks, all of which expire by September 30, 2003, the Company may borrow up to Euros
     1.8 million or approximately $1.8 million for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 9.15% to 10.5%. At September 30, 2002, the Company had no borrowings under the revolving credit agreements. At September 30, 2001, $233 of the borrowings under the revolving credit agreements was secured by land, buildings and accounts receivables of the Company's German operation, while the balance of $100 was unsecured.

     The Company has a revolving credit facility in the U.S. for up to $1.0 million, expiring on February 1, 2003. At September 2002 and 2001, the Company had no borrowings under this credit facility. The U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility.

7.   LONG-TERM DEBT

     Long-term debt at September 30, 2002 and 2001 consisted of the following:

                                                              2002        2001

     Senior debt, 5.75% interest until March 30, 2008
       when terms are renegotiable, due 2008                $   766     $   770

     Less current portion                                       (73)        (63)
                                                            -------     -------

                                                            $   693     $   707
                                                            =======     =======

     Aggregate maturities of long-term debt are $73 in 2003; $80 in 2004; $85 in 2005; $90 in 2006; $46 in 2007 and $392 thereafter.

     The Senior debt and one of the revolving credit facilities are with a German bank and are secured by a mortgage on the Company's German facility. The Senior debt is repayable in monthly installments through 2008, and the credit facility is repayable as working capital dictates. The debt has been incurred by the Company's German subsidiary but is guaranteed by the parent company.

8.   SHAREHOLDERS' EQUITY

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

     PREFERRED SHARE PURCHASE RIGHT - On July 17, 2002, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right for each outstanding share of its common stock of record on July 31, 2002. The rights, which expire on July 30, 2012, are designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. Each right will entitle its holder to purchase, at the right's then current exercise price, number of the Company's common shares having a market value of twice such price.

     Changes in outstanding options for the Plan were as follows:

                                                                       WEIGHTED
                                                          NUMBER OF     AVERAGE
                                                           COMMON      EXERCISE
                                                           SHARES        PRICE

     Outstanding October 1, 2000                         2,284,542      $ 2.18

       Granted                                             315,500      $ 3.47
       Canceled                                           (163,075)     $ 2.37
       Exercised                                          (189,899)     $ 1.41
                                                        ----------

     Outstanding September 30, 2001                      2,247,068      $ 2.18

       Granted                                             349,000      $ 3.67
       Canceled                                           (151,650)     $ 2.82
       Exercised                                          (226,750)     $ 1.40
                                                        ----------      ------

     Outstanding September 30, 2002                      2,217,668      $ 2.45
                                                        ==========      ======

                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -------------------------------------------  -----------------------------
                                              WEIGHTED
                                              AVERAGE
                                             REMAINING    WEIGHTED                       WEIGHTED-
                               NUMBER       CONTRACTUAL    AVERAGE          NUMBER        AVERAGE
     RANGE OF                OUTSTANDING        LIFE      EXERCISE       EXERCISABLE     EXERCISE
     EXERCISE PRICE         AS OF 9/30/02    (IN YEARS)     PRICE       AS OF 9/30/02      PRICE
     --------------

     $0.94 to $1.38             527,600          4.9       $ 1.05            425,300       $ 1.08
     $1.50 to $2.22             771,568          4.4         1.76            747,318         1.76
     $2.31 to $3.44             397,000          6.4         2.85            225,500         2.93
     $4.00 to $7.81             521,500          6.0         4.56            276,325         4.85
                             ----------         ----       ------         ----------       ------

     $0.94 to $7.81           2,217,668          5.2       $ 2.44          1,674,443       $ 2.26
                             ==========         ====       ======         ==========       ======


                                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -------------------------------------------  -----------------------------
                                              WEIGHTED
                                              AVERAGE
                                             REMAINING    WEIGHTED                       WEIGHTED-
                               NUMBER       CONTRACTUAL    AVERAGE          NUMBER        AVERAGE
     RANGE OF                OUTSTANDING        LIFE      EXERCISE       EXERCISABLE     EXERCISE
     EXERCISE PRICE         AS OF 9/30/02    (IN YEARS)     PRICE       AS OF 9/30/02      PRICE
     --------------

     $0.94 to $1.38          688,600           5.9       $ 1.06            432,150       $ 4.63
     $1.50 to $2.22          901,068           5.5         1.74            821,568         5.29
     $2.31 to $3.44          257,000           6.1         2.92            182,250         4.87
     $4.00 to $7.81          400,400           7.4         4.63            173,525         5.30
                          ----------          ----       ------         ----------       ------

     $0.94 to $7.81        2,247,068           6.0       $ 2.18          1,609,493       $ 5.07
                          ==========          ====       ======         ==========       ======

     Under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the pro forma amounts if stock options and warrants were reported under the fair value method is as follows:

                                                       2002         2001

     Pro forma net income (loss)                      $  657      $  (934)
     Pro forma basic earnings (loss) per share          0.04        (0.06)
     Pro forma diluted earnings (loss) per share        0.04       ( 0.06)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 10%, a risk-free interest rate of 4.69% and an expected life of three years. A dividend yield of zero has been assumed.

9.   SEGMENT DATA

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

     A summary of the operations and assets by segment as of and for the years ended September 30, 2002 and 2001 are as follows:

     2002                             INTERNATIONAL  UNITED STATES  CONSOLIDATED

     Gross revenue                       $ 13,122      $ 13,716      $ 26,838
     Less - intercompany                   (6,091)           --        (6,091)
                                         --------      --------      --------

     Total revenue - third party         $  7,031      $ 13,716      $ 20,747
                                         ========      ========      ========

     Depreciation and amortization       $    182      $    232      $    414
                                         ========      ========      ========

     Interest expense                    $     57      $      5      $     62
                                         ========      ========      ========

     Net income (loss)                   $  1,102      $   (201)     $    901
                                         ========      ========      ========

     Capital expenditures                $    148      $    206      $    354
                                         ========      ========      ========

     Total assets                        $ 14,485      $ 29,886      $ 44,371
     Less intercompany advances                --       (20,623)      (20,623)
                                         --------      --------      --------

     Net assets                          $ 14,485      $  9,263      $ 23,748
                                         ========      ========      ========

     2001                              INTERNATIONAL UNITED STATES CONSOLIDATE

     Gross revenue                       $  8,354      $  6,976      $ 15,330
     Less - intercompany                   (2,168)           --        (2,168)
                                         --------      --------      --------

     Total revenue - third party         $  6,186      $  6,976      $ 13,162
                                         ========      ========      ========

     Depreciation and amortization       $    242      $    114      $    356
                                         ========      ========      ========

     Interest expense                    $     73      $      5      $     78
                                         ========      ========      ========

     Net income (loss)                   $  1,039      $ (1,711)     $   (672)
                                         ========      ========      ========

     Capital expenditures                $    522      $    564      $  1,086
                                         ========      ========      ========

     Total assets                        $ 11,252      $ 28,058      $ 39,310
     Less intercompany advances                --       (20,033)      (20,033)
                                         --------      --------      --------
                                         $ 11,252      $  8,025      $ 19,277
                                         ========      ========      ========

     Total International long-lived assets of $3,508 and $3,270 for the years ended September 30, 2002 and 2001, respectively are located in Germany.

11.  INCOME TAXES

     The provision for (benefit of) income taxes for the years ended September 30, 2002 and 2001 are summarized as follows:

                                                           2002          2001

     Current:
       Federal                                           $    --        $    --
       State                                                  --             --
       Foreign                                               643             --
                                                         -------        -------

                                                             643             --
                                                         -------        -------

     Deferred:
       Federal                                               (93)        (3,300)
       State                                                 (14)          (472)
       Foreign                                               778         (3,048)
                                                         -------        -------

                                                             671         (6,820)
     Valuation allowance                                    (536)         3,772
                                                         -------        -------
     Provision for (benefit of) income taxes)            $   778        $(3,048)
                                                         =======        =======

     The differences between the U.S. statutory rates and those in the consolidated financial statements of operations and comprehensive (loss) income are primarily due to the foreign entity being taxed at a lower rate and certain nondeductible items, as follows.

                                                           2002          2001

     Income tax at federal statutory rate (35%)           $  592       $  (699)
     Valuation allowance                                      64        (2,449)
     Foreign tax differential                                120            93
     Other                                                     2             7
                                                          ------       -------

     Total                                                $  778        (3,048)
                                                          ======       =======

     The tax effect of the temporary differences that give rise to the Company's net deferred taxes as of September 30, 2002 and 2001 are as follows:

                                                         2002            2001
     Assets
       Deferred tax assets:
         Valuation allowance
           Current:
             Bad debt reserve                          $    54         $    46
             Inventory reserve                             167              92
                                                       -------         -------

                Subtotal                                   221             138
                                                       -------         -------

       Noncurrent:
         Net operating loss & credits                    6,114           6,816
                                                       -------         -------

                Subtotal                                 6,114           6,816
                                                       -------         -------

       Net deferred tax asset                            6,335           6,954
                                                       -------         -------

     Liability
       Deferred tax liability:
         Noncurrent:
           Fixed assets                                   (152)            134
           Deferred revenue                                (34)          6,954
                                                       -------         -------
                Subtotal                                  (186)           (134)

           Valuation allowance                          (3,101)         (3,637)
                                                       -------         -------

     Net deferred tax asset                            $ 3,048         $ 3,183
                                                       =======         =======

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses and tax credit carryovers. The net decrease in the valuation allowance primarily increases in federal and state net operating losses and credit carryovers, which may not be realized, offset by the utilization of foreign net operating loss carryovers not previously benefited.

     The Company has approximately $8,000 of federal net operating loss carryforwards expiring beginning in 2013, a $21 AMT credit carryforward, and a $15 credit on research and development that will expire in 2013 if unused. The Company also has state net operating loss carryforwards of approximately $9,100 that will begin to expire in 2004.

     The Company has a corporate net operating loss carryforward for German income tax purposes of approximately $10,200, and trade net operation loss carryforward for German income tax purposes of approximately $8,300, which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. As of September 30, 2002, the Company eliminated the full valuation allowance on its International operations based upon future taxable income projections. As of September 30, 2002, the Company continues to record the existing valuation allowance on its U.S. operations.

12.  ACCOUNTING CHANGE

     The Company has entered into comprehensive long-term agreements with various organizations, including Mentor Corporation, Centerpulse Spine-Tech, Inc. and Centerpulse Dental, Inc. for the worldwide distribution of its patented Tutoplast(R) processed bone and soft tissue. Upon execution of these agreements, each of these organizations made initial nonrefundable payments to the Company, which was recognized as distribution fees. During the quarter ended December 31, 2000, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 - REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101"). SAB101 provides that up-front payments under these arrangements be recognized as revenue as products are delivered over the periods. The cumulative effect of this accounting change was an after-tax charge of $1.1 million ($0.08 per basic and diluted common share), net of a tax benefit of $0.6 million, in the first quarter of 2001.

13.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the years ended September 30, 2002 and 2001:

                                                       2002                                   2001
                                        ------------------------------------  ------------------------------------
                                            Net                 Per Share        Net                   Per Share
                                          Income     Shares       Amount         Loss       Shares      Amount

     Basic earnings (loss) per share      $  901    15,114,412     $ 0.06       $ (672)    14,749,373   $ (0.05)

     Effect of dilutive secured:
       Stock options                           -       845,563          -            -              -         -
                                          ------   -----------     ------       -------   -----------   --------

     Diluted earnings (loss)
       per share                          $  901    15,959,975     $ 0.06       $ (672)    14,749,373   $ (0.05)
                                          ======   ===========     ======       =======   ===========   ========


     (In thousands, except share and per share amount data)

14.  COMMITMENTS AND CONTINGENCIES

     The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $610 and $485 per year for the years ended September 30, 2002 and 2001, respectively. Future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2002 are as follows:

     2003                                                           $   651
     2004                                                               357
     2005                                                               158
     2006                                                                12
                                                                    -------

                                                                    $ 1,178

     The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                               2002 QUARTER ENDED
                              DECEMBER 31,   MARCH 31,     JUNE 30,     SEPTEMBER 30,
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenues                      $ 5,012       $ 5,332       $ 5,400      $ 5,003
     Gross margin                    2,210         2,893         3,218        3,992
     Operating expenses              2,059         2,597         2,881        3,064
     Operating income                  151           296           337          928
     Net income                        125           230           212          334
     Earnings per share
       Basic                        $ 0.01        $ 0.02        $ 0.01       $ 0.02
       Diluted                      $ 0.01        $ 0.01        $ 0.01       $ 0.02


                                               2001 QUARTER ENDED
                              DECEMBER 31,   MARCH 31,     JUNE 30,     SEPTEMBER 30,
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Revenues                      $ 3,147       $ 3,002       $ 3,680      $ 3,333
     Gross margin                    1,204           743         1,051        1,494
     Operating expenses              1,394         1,669         1,797        1,927
     Operating income                 (190)         (926)         (746)        (433)
     Net income                      1,093          (829)         (698)        (238)
     Earnings per share
       Basic                        $ 0.08       $ (0.06)      $ (0.05)     $ (0.02)
       Diluted                      $ 0.07       $ (0.06)      $ (0.05)     $ (0.02)

                                     *****