Form 10QSB
period 2002-12-31
TUTOGEN MEDICAL INC
filed 2003-02-13
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

XX Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange -- Act of 1934.

For the period ended December 31, 2002.

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange -- Act of 1934.

For the transition period from__ to__.


COMMISSION FILE NUMBER:                                                  0-16128

                              TUTOGEN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-3100165
(State or other Jurisdiction                                    (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


1130 MCBRIDE AVENUE, WEST PATERSON, NEW JERSEY                             07424
(Address of Principal Executive Offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (973) 685-0004


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

As of January 31, 2003 there were outstanding 15,647,110 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----




PART I.              Financial Information.                             Page No.

            ITEM 1.  Financial Statements.

                     Consolidated Balance Sheets - December 31, 2002       1
                     (unaudited) and September 30, 2002.

                     Consolidated Statements of Operations for the         2
                     three months ended December 31, 2002 and 2001
                     (unaudited).

                     Consolidated Statements of Cash Flows for the         3
                     three months ended December 31, 2002 and 2001
                     (unaudited).

                     Notes to Consolidated Financial Statements            4
                     (unaudited).

            ITEM 2.  Management's Discussion and Analysis of Financial     9
                     Condition and Results of Operations.

PART II.             Other Information.

            ITEM 6.  Reports on Form 8-K                                  14

SIGNATURES                                                                15

                                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.



                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                 (in thousands)

                                                                              (unaudited)
                                                                              December 31,        September 30,
                                                                                 2002                2002
                                                                            ---------------     ---------------
ASSETS

Current Assets
    Cash and cash equivalents                                                $       2,498       $       3,083
    Accounts receivable - net                                                        4,169               3,175
    Inventories - net                                                               10,396               9,950
    Deferred income taxes                                                              954                 221
    Other current assets                                                               623                 373
                                                                            ---------------     ---------------
                                                                                    18,640              16,802

Property, plant and equipment, net                                                   4,294               4,119

Intangible and other assets, net                                                        16                   -

Deferred income taxes                                                                2,080               2,827
                                                                            ---------------     ---------------

TOTAL ASSETS                                                                 $      25,030       $      23,748
                                                                            ===============     ===============



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and other accrued expenses                              $       4,737       $       3,982
    Accrued commissions                                                              1,488               1,390
    Current portion of deferred distribution fees                                      563                 501
    Current portion of long-term debt                                                   78                  73
                                                                            ---------------     ---------------
                                                                                     6,866               5,946

Other Liabilities
    Deferred distribution fees                                                       3,184               3,181
    Long-term debt                                                                     724                 693

Shareholders' Equity                                                                14,256              13,928
                                                                            ---------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $      25,030       $      23,748
                                                                            ===============     ===============

See accompanying Notes to Consolidated Financial Statements.

                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (in thousands except per share data)
                                                   (unaudited)

                                                                              Three Months Ended December 31,
                                                                                 2002                2001
                                                                                 ----                ----

REVENUE:
          Surgical products and related services                             $       6,439       $       4,921
          Distribution fees                                                            135                  91
                                                                            ---------------     ---------------

             Total revenue                                                           6,574               5,012

COST OF REVENUE                                                                      2,846               2,802
                                                                            ---------------     ---------------

             Gross margin                                                            3,728               2,210


OPERATING EXPENSES
         General and administrative                                                    929                 702
         Distribution and marketing                                                  2,342               1,150
         Research and development                                                      248                 176
         Depreciation and amortization                                                  41                  31
                                                                            ---------------     ---------------
                                                                                     3,560               2,059

OPERATING INCOME                                                                       168                 151


OTHER EXPENSE                                                                          (25)                 (4)

INTEREST EXPENSE                                                                       (13)                (22)
                                                                            ---------------     ---------------
                                                                                       (38)                (26)

INCOME BEFORE BENEFIT OF INCOME TAXES                                                  130                 125

Benefit of income taxes                                                                 (1)                  -
                                                                            ---------------     ---------------

NET INCOME                                                                   $         131       $         125
                                                                            ===============     ===============


AVERAGE SHARES OUTSTANDING FOR BASIC
     EARNINGS PER SHARE                                                         15,158,110          15,027,700
                                                                            ===============     ===============

BASIC EARNINGS PER SHARE                                                     $        0.01       $        0.01
                                                                            ===============     ===============


AVERAGE SHARES OUTSTANDING FOR DILUTED
     EARNINGS PER SHARE                                                         15,884,927          15,839,447
                                                                            ===============     ===============

DILUTED EARNINGS PER SHARE                                                   $        0.01       $        0.01
                                                                            ===============     ===============

See accompanying Notes to Consolidated Financial Statements

                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (in thousands)
                                                   (unaudited)

                                                                              Three Months Ended December 31,
                                                                                 2002                2001
                                                                                 ----                ----
Cash flows from operating activities
Net income                                                                   $         131       $         125
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization                                                        141                  60
  Deferred distribution fees revenue                                                  (135)                 26
  Deferred income taxes                                                                 (1)                  -
  Changes in assets and liabilities:
     Accounts receivable                                                              (911)             (1,733)
     Inventories                                                                      (202)                (80)
     Other current assets                                                             (153)                (33)
     Accounts payable and accrued expenses                                             620               1,057
     Accrued commissions                                                                98                   -
                                                                            ---------------     ---------------
        Net cash used in operating activities                                         (412)               (578)


Cash flows from investing activities
   Purchase of property and equipment                                                 (109)                (21)
                                                                            ---------------     ---------------
                                                                                      (109)                (21)


Cash flows from financing activities
    Issuance of common stock                                                             -                 226
    Proceeds from revolving credit arrangements                                          -                  37
    Repayment of long-term debt                                                        (11)                (10)
                                                                            ---------------     ---------------
         Net cash (used in) provided by financing activities                           (11)                253


Effect of exchange rate changes on cash                                                (53)                 31

Net decrease in cash and cash equivalents                                             (585)               (315)

Cash and cash equivalents at beginning of period                                     3,083               4,352
                                                                            ---------------     ---------------

Cash and cash equivalents at end of period                                   $       2,498       $       4,037
                                                                            ===============     ===============


-----------------------------------------------------------------------------------------------------------------------


Supplemental cash flow disclosures
      Interest paid                                                          $          13       $          22
                                                                            ===============     ===============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended December 31, 2002 and 2001 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2003. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2002.

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted the provisions of SFAS No. 141 for any business combination that was initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 142 did not have an impact on its results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on its results of operations or financial position.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

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

     In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on its financial position or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SPAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.


(3)  INVENTORIES

     Major classes of inventory at December 31, 2002 and September 30, 2002 were as follows:

                                                December31,      September 30,
                                                   2002               2002

            Raw materials                      $      1,897      $      1,868
            Work in process                           3,042             3,209
            Finished goods                            7,210             6,630
                                                      -----             -----
                                                     12,149            11,707
            Less reserves for obsolescence            1,753             1,757
                                                      -----             -----

                                               $     10,396      $      9,950
                                               ============      ============


(4)  INCOME TAXES

     The Company has incurred net operating losses through December 31, 2002 of approximately $17 million, generated from its U.S. and German operations of $8 million and $9 million, respectively. These net operating losses are the primary component of the Company's net deferred tax asset of $3.0 million as of December 31, 2002, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of December 31, 2002 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(5)  SEGMENT DATA

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

     A summary of the operations and assets by segment as of and for the three months ended December 31, 2002 and 2001, respectively are as follows:


2002                                INTERNATIONAL  UNITED STATES  CONSOLIDATED

Gross revenue                         $  2,707       $  4,525       $  7,232
Less - intercompany                       (658)          --             (658)
                                      --------       --------       --------

Total revenue - third party           $  2,049       $  4,525       $  6,574
                                      ========       ========       ========

Depreciation and amortization         $     78       $     63       $    141
                                      ========       ========       ========

Interest expense                      $     11       $      2       $     13
                                      ========       ========       ========

Net income (loss)                     $   (131)      $    262       $    131
                                      ========       ========       ========

Capital expenditures                  $     59       $     50       $    109
                                      ========       ========       ========

Total assets                          $ 11,173       $ 29,923       $ 41,096
Less intercompany advances                --          (16,066)       (16,066)
                                      --------       --------       --------

                                      $ 11,173       $ 13,857       $ 25,030
                                      ========       ========       ========

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)


2001                                INTERNATIONAL  UNITED STATES  CONSOLIDATED

Gross revenue                         $  2,770       $  3,506       $  6,276
Less - intercompany                     (1,264)          --           (1,264)
                                      --------       --------       --------

Total revenue - third party           $  1,506       $  3,506       $  5,012
                                      ========       ========       ========

Depreciation and amortization         $      5       $     55       $     60
                                      ========       ========       ========

Interest expense                      $     21       $      1       $     22
                                      ========       ========       ========

Net income                            $    (19)      $    144       $    125
                                      ========       ========       ========

Capital expenditures                  $      0       $     21       $     21
                                      ========       ========       ========

Total assets                          $ 11,265       $ 30,693       $ 41,958
Less intercompany advances                --          (21,670)       (21,670)
                                      --------       --------       --------

                                      $ 11,265       $  9,023       $ 20,288
                                      ========       ========       ========


(6)  RECLASSIFICATION

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)


RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenues for the three months ended December 31, 2002, increased 31% to $6,574 from $5,012 for the comparable period. The increase in revenue is primarily attributable to the Company's US operation, as its revenue increased to $4,525 from $3,507 or 29% for the same period last year. The revenue increase was primarily due to an increase in the demand for the Company's Tutoplast(R) bone products for spinal and dental applications sold by Centerpulse (formerly Sulzer) Spine-Tech and Centerpulse (Sulzer) Dental, the Company's marketing partners. These products contributed to the entire $1.6 million increase in revenue. This increase was fueled by the improved sales of the Tutoplast(R) specialty graft, the Puros(TM) Symmetry(TM) PLIF Allograft System. International revenue increased to $2,049 from $1,505 or 36% for the same period last year. The increase in international revenue was due to an overall increase in the European and international distributor business.

Cost of revenue margin, for the three months ended December 31, 2002 were 43% as compared to 56% for the comparable period. The lower cost of revenue margin was primarily due to a favorable mix of low cost of revenue on the spinal revenues and a decrease in product development and manufacturing costs from a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 32% for the three months ended December 31, 2002, from the comparable period last year. Expenses increased due to added staffing of the Alachua, Florida facility ($72), higher travel ($50), legal fees ($40), rent ($18), and other expenses ($47). However, as a percentage of revenues, General and Administrative expenses remained at 14% in 2002 and 2001.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses more than doubled (103%), from $1,150 in 2001 to $2,342 in 2002 for the three months ended December 31, 2002, from the comparable period last year. The increase was primarily due to marketing fees due under the agreements with Centerpulse Spine and Dental as a result of the increase in revenues of the Company's Tutoplast bone products for spinal and dental applications. Such fees increased from $560 in 2001 to $1,476 in 2002. The balance of the increase was due to increased sales efforts Internationally. For the three months ended December 31, 2002, as a percentage of revenues, Distribution and Marketing expenses increased from 23% in 2001 to 35% in 2002.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 41% for the three months ended December 31, 2002, from the comparable period last year. The increase was due to increased development efforts in the Spine, Dental and Ligament product areas. For the three months ended December 31, 2002, as a percentage of revenues, Research and Development expenses remains at 4% in 2002 and 2001.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was essentially flat from period to period.

OTHER EXPENSE

Other expense increased for the three months ended December 31, 2002, due to unfavorable foreign exchange losses as the result of the sudden weakening of the dollar against the euro.

INTEREST EXPENSE

Interest expense decreased 41% for the quarter ended December 31, 2002 from the comparable period last year. The decrease was due to lower revolving credit balances from the International operation.

NET INCOME

Net income for the three months ended December 31, 2002 totaled $131 or $0.01 basic and diluted earnings per share as compared to a net income of $125 or $0.01 basic and diluted earnings per share for the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company has working capital of $11.8 million as compared to September 30, 2002 of $10.9 million. The Company maintains current working capital credit lines totaling (euro)1.8 million Euros (approximately $1.9 million) with several German banks and a $1.0 million credit line with a U.S. bank. At December 31, 2002, the Company had no borrowings against these lines.

The Company has experienced a negative cash flow of $585 for the three months ended December 31, 2002 as compared to a negative cash flow of $315 for the same period in 2001. The primary reason is the increase in accounts receivables and the increase in inventory levels due to the anticipated introduction of new product lines during the second quarter.

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

Future minimum rental payments required under these leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002 are as follows:

                           2003                $     569
                           2004                      242
                           2005                      113
                           2006                        3
                                              -----------

                                               $     927
                                              ===========

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes

APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted the provisions of SFAS No. 141 for any business combination that is initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 142 did not have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The primary objectives of SFAS No. 144 were to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications is treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on its financial position or results of operations.

On December 31, 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SPAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on its results of operations or financial position.

PART II.  OTHER INFORMATION

             ITEM 6.  REPORTS ON FORM 8-K

          The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Tutogen Medical, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the periods ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                   TUTOGEN MEDICAL, INC.




Date:  February 12, 2003           /s/ Manfred Kruger
                                   ------------------
                                   President and Chief Executive Officer




Date:  February 12, 2003           /s/ George Lombardi
                                   -------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

CERTIFICATION

I certify that:

1.       I have reviewed this Quarterly Report on Form 10-QSB of Tutogen
         Medical, Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in the Quarterly Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date") and;

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


6. The registrant's other certifying officers and I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:             February 12, 2003

BY:
Name:             /s/ George Lombardi

Title:            Chief Financial Officer,
                  Treasurer and Secretary



                  ----------------------------

CERTIFICATION


I certify that:

1.       I have reviewed this Quarterly Report on Form 10-QSB of Tutogen
         Medical, Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in the Quarterly Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information elating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date") and;

         e) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         c) any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and

CERTIFICATION                                                          Page 2
-------------


6. The registrant's other certifying officers and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:             February 12, 2003

BY:
Name:             /s/ Manfred K. Krueger

Title:            President and CEO



                  ----------------------------