Form 10QSB
period 2003-03-31
TUTOGEN MEDICAL INC
filed 2003-05-13
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

XX   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--   Act of 1934.

For the period ended March 31, 2003.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

For the transition period from __ to __.

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

As of April 30, 2003 there were outstanding 15,647,110 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----




PART I.                Financial Information.                              Page
                                                                            No.

            ITEM 1.    Financial Statements.

                       Consolidated Balance Sheets - March 31, 2003          1
                       (unaudited) and September 30, 2002.

                       Consolidated Statements of Operations for the         2
                       three and six months ended March 31, 2003 and 2002(unaudited).

                       Consolidated Statements of Cash Flows for the six 3 months ended March 31, 2003 and 2002(unaudited).

                       Notes to Consolidated Financial Statements            4
                       (unaudited).
            ITEM 2.    Management's Discussion and Analysis of Financial    11
                       Condition and Results of Operations.

            ITEM 4.    Controls and Procedures                              16

PART II.               Other Information.

            ITEM 4.    Submission of Matters to a Vote of Security-         17
                       Holders

            ITEM 6.    Reports on Form 8-K                                  17

SIGNATURES                                                                  18


                                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)


                                                                              (UNAUDITED)
                                                                                MARCH 31,        SEPTEMBER 30,
                                                                                  2003                2002
                                                                            ---------------     ---------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                $       3,903       $       3,083
    Accounts receivable - net                                                        4,748               3,175
    Inventories - net                                                               10,756               9,950
    Deferred income taxes                                                              985                 221
    Other current assets                                                               733                 373
                                                                            ---------------     ---------------
                                                                                    21,125              16,802

PROPERTY, PLANT AND EQUIPMENT, NET                                                   4,428               4,119

INTANGIBLE AND OTHER ASSETS, NET                                                        21                   -

DEFERRED INCOME TAXES                                                                1,900               2,827
                                                                            ---------------     ---------------

TOTAL ASSETS                                                                 $      27,474       $      23,748
                                                                            ===============     ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other accrued expenses                              $       5,983       $       3,982
    Accrued commissions                                                              1,541               1,390
    Current portion of deferred distribution fees                                      582                 501
    Current portion of long-term debt                                                   82                  73
                                                                            ---------------     ---------------
                                                                                     8,188               5,946

OTHER LIABILITIES
    Deferred distribution fees                                                       3,147               3,181
    Long-term debt                                                                     730                 693

SHAREHOLDERS' EQUITY                                                                15,409              13,928
                                                                            ---------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $      27,474       $      23,748
                                                                            ===============     ===============

See accompanying Notes to Consolidated Financial Statements.

                                               TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)



                                                        THREE MONTHS ENDED MARCH 31,                SIX MONTHS ENDED MARCH 31,
                                                        ----------------------------                --------------------------
                                                          2003                2002                   2003                2002
                                                          ----                ----                   ----                ----

REVENUE:
          Surgical products and related services      $       6,600       $       5,210          $      13,039       $      10,132
          Distribution fees                                     143                 122                    278                 213
                                                     ---------------     ---------------        ---------------     ---------------

             Total revenue                                    6,743               5,332                 13,317              10,345

COST OF REVENUE                                               2,520               2,439                  5,366               5,241
                                                     ---------------     ---------------        ---------------     ---------------

             Gross margin                                     4,223               2,893                  7,951               5,104


OPERATING EXPENSES
         General and administrative                           1,130                 777                  2,059               1,479
         Distribution and marketing                           2,419               1,589                  4,761               2,737
         Research and development                               298                 199                    546                 376
         Depreciation and amortization                           46                  32                     87                  63
                                                     ---------------     ---------------        ---------------     ---------------
                                                              3,893               2,597                  7,453               4,655

OPERATING INCOME                                                330                 296                    498                 449


OTHER (EXPENSE) INCOME                                          (33)                 47                    (59)                 43

INTEREST EXPENSE                                                (13)                (14)                   (25)                (37)
                                                     ---------------     ---------------        ---------------     ---------------
                                                                (46)                 33                    (84)                  6

INCOME BEFORE PROVISION FOR INCOME TAXES                        284                 329                    414                 455

Income taxes                                                    149                  99                    148                  99
                                                     ---------------     ---------------        ---------------     ---------------

NET INCOME                                            $         135       $         230          $         266       $         356
                                                     ===============     ===============        ===============     ===============


AVERAGE SHARES OUTSTANDING FOR BASIC
     EARNINGS PER SHARE                                  15,527,577          15,122,693             15,340,813          15,074,675
                                                     ===============     ===============        ===============     ===============

BASIC EARNINGS PER SHARE                              $        0.01       $        0.02          $        0.02       $        0.02
                                                     ===============     ===============        ===============     ===============


AVERAGE SHARES OUTSTANDING FOR DILUTED
     EARNINGS PER SHARE                                  16,070,210          16,170,808             15,881,977          15,973,549
                                                     ===============     ===============        ===============     ===============

DILUTED EARNINGS PER SHARE                            $        0.01       $        0.01          $        0.02       $        0.02
                                                     ===============     ===============        ===============     ===============

See accompanying Notes to Consolidated Financial Statements


                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED MARCH 31,
                                                                                 --------------------------
                                                                                 2003                2002
                                                                                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $         266       $         356
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                        283                 176
  Deferred distribution fees revenue                                                  (278)                 99
  Deferred income taxes                                                                148                   -
  Changes in assets and liabilities:
     Accounts receivable                                                            (1,416)             (1,646)
     Inventories                                                                      (407)               (977)
     Other current assets                                                             (323)                235
     Accounts payable and accrued expenses                                           1,653               1,639
     Accrued commissions                                                               151                 958
                                                                            ---------------     ---------------
        Net cash provided by operating activities                                       77                 840


CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                                                 (229)               (149)
   Increase in patents and trade marks                                                 (21)                  -
                                                                            ---------------     ---------------
        Net cash used in investing activities                                         (250)               (149)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                           829                 287
    Proceeds from revolving credit arrangements                                          -                  74
    Repayment of revolving credit arrangements                                           -                (640)
    Repayment of long-term debt                                                        (31)                (27)
                                                                            ---------------     ---------------
         Net cash provided by (used in) financing activities                           798                (306)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                195                  10

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              820                 395

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,083               4,352
                                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       3,903       $       4,747
                                                                            ===============     ===============

-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                          $          25       $          37
                                                                            ===============     ===============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated balance sheets of the Company as of March 31, 2003 and the unaudited results of operations for the three and six months ended March 31, 2003 and 2002 and the unaudited cash flows for the six months ended March 31, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2003. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2002.

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

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

     In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on its results of operations.

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

     On December 31, 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SPAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included herein.

     In April 2003, the FASB issued SFAS No. 149, "Amendment pf Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the results of operations or financial position.

(3)  INVENTORIES

     Major classes of inventory at March 31, 2003 and September 30, 2002 were as follows:

                                                March 31,      September 30,
                                                  2003              2002

            Raw materials                      $     2,030      $     1,868
            Work in process                          3,105            3,209
            Finished goods                           7,099            6,630
                                                     -----            -----
                                                    12,234           11,707
            Less reserves for obsolescence           1,479            1,757
                                                     -----            -----

                                               $    10,756       $    9,950
                                               ===========      ===========

(4)  INCOME TAXES

     The Company has incurred net operating losses through March 31, 2003 of approximately $17 million, generated from its U.S. and German operations of $8 million and $9 million, respectively. These net operating losses are the primary component of the Company's net deferred tax asset of $2.9 million as of March 31, 2003, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of March 31, 2003 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

     A summary of the operations and assets by segment as of and for the three months ended March 31, 2003 and 2002, respectively are as follows:

     2003                           INTERNATIONAL   UNITED STATES   CONSOLIDATED

     Gross revenue                    $  3,573         $  4,283       $  7,856
     Less - intercompany                (1,113)            --           (1,113)
                                      --------         --------       --------

     Total revenue - third party      $  2,460         $  4,283       $  6,743
                                      ========         ========       ========

     Depreciation and amortization    $     83         $     60       $    143
                                      ========         ========       ========

     Interest expense                 $     13                $       $     13
                                      ========         ========       ========

     Net income                       $    204         $    (69)      $    135
                                      ========         ========       ========

     Capital expenditures             $     85         $     56       $    141
                                      ========         ========       ========

     Total assets                     $ 12,323         $ 31,192       $ 43,515
     Less intercompany advances              -          (16,041)       (16,041)
                                      --------         --------       --------

                                      $ 12,323         $ 15,151       $ 27,474
                                      ========         ========       ========

     2002                           INTERNATIONAL   UNITED STATES   CONSOLIDATED

     Gross revenue                    $  3,307         $  3,488       $  6,795
     Less - intercompany                (1,463)            --           (1,463)
                                      --------         --------       --------

     Total revenue - third party      $  1,844         $  3,488       $  5,332
                                      ========         ========       ========

     Depreciation and amortization    $     60         $     55       $    115
                                      ========         ========       ========

     Interest expense                 $     14                $       $     14
                                      ========         ========       ========

     Net income                       $    195         $     35       $    230
                                      ========         ========       ========

     Capital expenditures             $     70         $     57       $    127
                                      ========         ========       ========

     Total assets                     $ 10,411         $ 28,913       $ 39,324
     Less intercompany advances           --            (17,952)       (17,952)
                                      --------         --------       --------

                                      $ 10,411         $ 10,961       $ 21,372
                                      ========         ========       ========


     A summary of the operations and assets by segment as of and for the six months ended March 31, 2003 and 2002, respectively are as follows:


     2003                           INTERNATIONAL   UNITED STATES   CONSOLIDATED

     Gross revenue                    $  6,280         $  8,808       $ 15,088
     Less - intercompany                (1,771)            --           (1,771)
                                      --------         --------       --------

     Total revenue - third party      $  4,509         $  8,808       $ 13,317
                                      ========         ========       ========

     Depreciation and amortization    $    160         $    123       $    283
                                      ========         ========       ========

     Interest expense                 $     23         $      2       $     25
                                      ========         ========       ========

     Net income                       $      9         $    257       $    266
                                      ========         ========       ========

     Capital expenditures             $    144         $    106       $    250
                                      ========         ========       ========

     Total assets                     $ 12,323         $ 31,192       $ 43,515
     Less intercompany advances           --            (16,041)       (16,041)
                                      --------         --------       --------

                                      $ 12,323         $ 15,151       $ 27,474
                                      ========         ========       ========

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


      2002                          INTERNATIONAL   UNITED STATES   CONSOLIDATED

      Gross revenue                   $  6,078         $  6,994       $ 13,072
      Less - intercompany               (2,727)            --           (2,727)
                                      --------         --------       --------

      Total revenue - third party     $  3,351         $  6,994       $ 10,345
                                      ========         ========       ========

      Depreciation and amortization   $     56         $      7       $     63
                                      ========         ========       ========

      Interest expense                $     34         $      3       $     37
                                      ========         ========       ========

      Net income                      $    177         $    179       $    356
                                      ========         ========       ========

      Capital expenditures            $     71         $     78       $    149
                                      ========         ========       ========

      Total assets                    $ 10,411         $ 28,913       $ 39,324
      Less intercompany advances             -          (17,952)       (17,952)
                                      --------         --------       --------

                                      $ 10,411         $ 10,961       $ 21,372
                                      ========         ========       ========

(6)  PRO FORMA NET INCOME

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - TRANSITION AND DISCLOSURE, an amendment of SFAS No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The following table reconciles net income and basic and diluted earnings per share (EPS), as reported, to pro-forma net income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                             Six Months Ended
                                                                March 31,
                                                           2003           2002
                                                           ----           ----

      Net Income, as reported:                             $266           $356
      Pro-forma, expense as if stock options were
         Charged against net income                          57             26
                                                          -----           ----
      Pro-forma net income using the fair value method     $209           $330

      Basic EPS:
      As reported                                           0.02          0.02
      Pro forma using the fair value method                 0.01          0.02

      Diluted EPS:
      As reported                                           0.02          0.02
      Pro forma using the fair value method                 0.01          0.02


     The fair value of each option is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions; expected volatility of 10% and for 2003 and 2002, risk-free interest rate of 4.69% for 2003 and 2002, and an expected life of three years. A dividend yield of zero has been assumed.

(7)  RECLASSIFICATION

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

(8)  SUBSEQUENT EVENT

     In April 2003, the Company entered into an Exclusive License and Distribution Agreement ("Agreement") with Centerpulse Spine-Tech ("CST") redefining the terms governing its relationship. Effective with this agreement, CST will continue to market the Tutoplast(R) products for the spine market, however, CST will become a "stocking distributor", whereby they will purchase the spine products from the Company and invoice the customers directly. It is expected that the impact of the terms of this Agreement will not have a material effect on revenues or net income for this fiscal year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenues for the three months ended March 31, 2003, increased 26% to $6,743 from $5,332 for the comparable period. The increase in revenue was attributable to the Company's U.S. and International operations. The U.S. revenue increased to $4,283 from $3,488 or 23% for the same period last year. The revenue increase was primarily due to an increase in the demand for the Company's Tutoplast(R) bone products for spinal and dental applications sold by Centerpulse (formerly Sulzer) Spine-Tech and Centerpulse Dental, the Company's marketing partners. These products contributed to $840 of the increase in revenue. This increase was fueled by the improved sales of the Tutoplast(R) specialty graft, the Puros(TM) Symmetry(TM) PLIF Allograft System and the C-graft. International revenue increased to $2,460 from $1,844 or 33% for the same period last year. The increase in international revenue was due to an overall increase in the European and international distributor business.

Revenues for the six months ended March 31, 2003 increased 29% to $13,317 from $10,345 for the comparable period. The increase in revenue primarily occurred from the U.S. operation as its revenue increased 26% to $8,808 from $6,994 for the same period last year. Incremental Centerpulse revenues contributed the entire increase in revenue. International revenue increased to $4,509 from $3,351 or 35% for the same period last year.

Cost of Revenue for the three and six months ended March 31, 2003 were 37% and 40%, respectively as compared to 46% and 51%, respectively for the comparable periods last year. The lower cost of revenue margin was primarily due to a favorable mix of low cost of revenue on the spinal revenues and a decrease in product development and manufacturing costs from a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 45% and 39% for the three and six months ended March 31, 2003, from the comparable periods last year. Second quarter expenses increased due to added staffing at the Alachua, Florida facility ($110), foreign exchange variance ($63), telephone expenses ($27), investor relations ($15) and other expenses ($138). Year-to-date expenses increased due to added staffing at the Alachua, Florida facility ($182), foreign exchange variance ($115), higher travel ($48), telephone expenses ($27), rent ($18), legal fees ($16), investor relations ($15) and other expenses ($159). As a percentage of revenues for year-to-date, General and Administrative expenses increased to 15% in 2003 from 14% in 2002.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 53% and 74% for the three and six months ended March 31, 2003, from the comparable periods last year. The increase was primarily due to marketing fees due under the agreements with Centerpulse Spine and Dental as a result of the increase in revenues of the Company's Tutoplast bone products for spinal and dental applications. Such fees increased $513 and $1,741 for the three and six months ended March 31, 2003, respectively. The balance of the increase was due to increased sales efforts Internationally. For the three and six months ended March 31, 2003, as a percentage of revenues, Distribution and Marketing expenses increased from 30% in 2002 to 36% in 2003 and from 27% to 36%, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 50% and 45% for the three and six months ended March 31, 2003, from the comparable periods last year. The increase was due to increased development efforts in the Spine, Dental and Ligament product areas. For the three and six months ended March 31, 2003, as a percentage of revenues, Research and Development expenses remained at 4% in 2003 and 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was essentially flat from period to period.

OTHER (EXPENSE) INCOME

Other expense increased for the three and six months ended March 31, 2003, due to unfavorable foreign exchange losses as the result of the continued weakening of the dollar against the euro.

INTEREST EXPENSE

Interest expense remained flat for the quarter ended March 31, 2003 and decreased 32% for the six months ended March 31, 2003 for the comparable period last year. The decrease was due to lower revolving credit balances from the International operation.

INCOME TAXES

The effective tax rate increased for the three months ended March 31, 2003 from 30% in 2002 to 52% in 2003 due to a higher proportion of income from the International operation. The same is true for the six months ended March 31, 2003, form 22% in 2002 to 36% in 2003.

NET INCOME

Net income for the three and six months ended March 31, 2003 totaled $135 or $0.01 basic and diluted earnings per share and $266 or $0.02 basic and diluted earnings per share as compared to a net income of $230 or $0.02 basic and $0.01 diluted earnings per share and net income of $356 or $0.02 basic and diluted earnings per share for the same periods last year.

For the six-month period ended March 31, 2003, the dollar (average for six months) has weakened against the euro approximately 18% as compared to the comparable period last year. In view of our European manufacturing operations, the weakening of the dollar has unfavorably impacted earnings year-to-date by approximately $250.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements in the annual report. However, certain of the accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Company's critical accounting policies include:
INVENTORIES. Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods includes costs attributable to direct labor and overhead. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The adequacy of these reserves are evaluated quarterly.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price. Customers are provided with a limited right of return. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue form distribution fees include nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company has working capital of $12.9 million as compared to September 30, 2002 of $10.9 million. The Company maintains current working capital credit lines totaling (euro)1.8 million Euros (approximately $1.9 million) with several German banks and a $1.0 million credit line with a U.S. bank. At March 31, 2003, the Company had no borrowings against these lines.

The Company has experienced a positive cash flow of $820 for the six months ended March 31, 2003 as compared to a positive cash flow of $395 for the same period in 2002.

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

Future minimum rental payments required under leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2003 are as follows:

               2004                                $           400
               2005                                            124
               2006                                             47
               2007                                              8
                                                   ----------------

                                                   $           579
                                                   ================

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of March 31, 2003 are as follows:

               2004                                $            82
               2005                                             87
               2006                                             92
               2007                                             97
               2008                                            536
                                                   -----------------
                                                   $           812
                                                   =================

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and amends or supercedes a number of related interpretations of APB 16. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations, and changes the criteria to recognize intangible assets apart from goodwill. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company adopted the provisions of SFAS No. 141 for any business combination that is initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 142 did not have a material impact on its results of operations or financial position.In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 143 did not have a material impact on its results of operations or financial position.

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

In April 2002, the FASB issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications is treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on its results of operations.

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

On December 31, 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SPAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included herein. In April 2003, the FASB issued SFAS No. 149, "Amendment pf Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company believes that the adoption of SFAS No. 149 will not have a material impact on the results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                     ---------------------------------------------------

               An annual Meeting of Stockholders was held on April 8, 2003. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:

         (a)   ELECTION OF EIGHT MEMBERS OF THE BOARD OF DIRECTORS.

                                                                           Broker
                                                  Voted        Votes       Non-Votes
         Name                       Voted For     Against      Withheld    and Abstentions
         ----                       ---------     -------      --------    ---------------
         G. Russell Cleveland      15,077,472        0          248,160           0
         Robert C. Farone           9,626,491        0        5,899,141           0
         Steven E. Hanson          14,988,944        0          336,688           0
         J. Harold Helderman       14,924,335        0          401,299           0
         Manfred K. Kruger         15,080,587        0          245,043           0
         Thomas W. Pauken           9,601,991        0        5,723,641           0
         Carlton E. Turner          9,619,811        0        5,705,821           0
         Thomas Zehnder            14,988,564        0          337,061           0

         (b) RATIFICATION OF THE APPOINTMENT OF DELOITTE AND TOUCHE L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2003.


               Voted For:                         15,307,151
               Voted Against:                          9,300
               Votes Abstained:                        9,181
               Broker Non-Votes                            0


ITEM 6.  REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

CERTIFICATION

  Each of the undersigned hereby certifies in his capacity as an officer of Tutogen Medical, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the periods ended March 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.


SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                    TUTOGEN MEDICAL, INC.




   Date:  May 12, 2003              /s/ Manfred Kruger
                                    ------------------
                                    President and Chief Executive Officer




   Date:  May 12, 2003              /s/ George Lombardi
                                    -----------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

CERTIFICATION                                                             PAGE 2
-------------

     THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.


DATE:             MAY 12, 2003

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

CERTIFICATION                                                             PAGE 2
-------------

     THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.


DATE:             MAY 12, 2003

BY:
NAME:             /s/ MANFRED K. KRUEGER

TITLE:            PRESIDENT AND CEO



                  ----------------------------