Form 10QSB
period 2003-06-30
TUTOGEN MEDICAL INC
filed 2003-08-12
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK ONE)

XX   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
--   Act of 1934.

For the period ended June 30, 2003.

__ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from__ to__.



COMMISSION FILE NUMBER:                                                  0-16128


                              TUTOGEN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-3100165
(State or other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


1130 MCBRIDE AVENUE, WEST PATERSON, NEW JERSEY                             07424
(Address of Principal Executive Offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (973) 785-0004


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

As of July 31, 2003 there were outstanding 15,647,110 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----




PART I.               Financial Information.                                Page
                                                                             No.

           ITEM 1.    Financial Statements.

                      Consolidated Balance Sheets - June 30, 2003             1
                      (unaudited) and September 30, 2002.

                      Consolidated Statements of Operations for the           2
                      three and nine months ended June 30, 2003 and 2002(unaudited).

                      Consolidated Statements of Cash Flows for               3
                      the nine months ended June 30, 2003 and
                      2002(unaudited).

                      Notes to Consolidated Financial Statements              4
                      (unaudited).

           ITEM 2.    Management's Discussion and Analysis of Financial      11
                      Condition and Results of Operations.

           ITEM 4.    Controls and Procedures                                16

PART II.              Other Information.

           ITEM 6.    Reports on Form 8-K                                    16

SIGNATURES                                                                   17


                                                                                   PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                                 (IN THOUSANDS)


                                                                             (UNAUDITED)
                                                                               JUNE 30,         SEPTEMBER 30,
                                                                                 2003                2002
                                                                            ---------------     ---------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                $       4,497       $       3,083
    Accounts receivable - net                                                        5,283               3,175
    Inventories - net                                                               10,859               9,950
    Deferred income taxes                                                            1,033                 221
    Other current assets                                                             1,216                 373
                                                                            ---------------     ---------------
                                                                                    22,888              16,802

PROPERTY, PLANT AND EQUIPMENT, NET                                                   4,730               4,119

INTANGIBLE AND OTHER ASSETS, NET                                                        33                   -

DEFERRED INCOME TAXES                                                                1,324               2,827
                                                                            ---------------     ---------------

TOTAL ASSETS                                                                 $      28,975       $      23,748
                                                                            ===============     ===============



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other accrued expenses                              $       6,215       $       3,982
    Accrued commissions                                                              1,726               1,390
    Current portion of deferred distribution fees                                      610                 501
    Current portion of long-term debt                                                   88                  73
                                                                            ---------------     ---------------
                                                                                     8,639               5,946

OTHER LIABILITIES
    Deferred distribution fees                                                       3,155               3,181
    Long-term debt                                                                     749                 693

SHAREHOLDERS' EQUITY                                                                16,432              13,928
                                                                            ---------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $      28,975       $      23,748
                                                                            ===============     ===============

See accompanying Notes to Consolidated Financial Statements.


                                               TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)



                                                      THREE MONTHS ENDED JUNE 30,                   NINE MONTHS ENDED JUNE 30,
                                                      ---------------------------                   --------------------------
                                                       2003                2002                      2003                2002
                                                       ----                ----                      ----                ----
REVENUE                                            $       8,933       $       5,400             $      22,250       $      15,744

         Cost of revenue                                   3,621               2,182                     8,987               7,422
                                                  ---------------     ---------------           ---------------     ---------------

GROSS MARGIN                                               5,312               3,218                    13,263               8,322


OPERATING EXPENSES
         General and administrative                        1,156                 787                     3,215               2,266
         Distribution and marketing                        2,384               1,823                     7,145               4,561
         Research and development                            275                 237                       821                 613
         Depreciation and amortization                        67                  34                       153                  97
                                                  ---------------     ---------------           ---------------     ---------------
                                                           3,882               2,881                    11,334               7,537

OPERATING INCOME                                           1,430                 337                     1,929                 785


OTHER (EXPENSE) INCOME                                       (70)                 21                      (129)                 64

INTEREST EXPENSE                                             (13)                (12)                      (39)                (49)
                                                  ---------------     ---------------           ---------------     ---------------
                                                             (83)                  9                      (168)                 15

INCOME BEFORE PROVISION FOR INCOME TAXES                   1,347                 346                     1,761                 800

Income taxes                                                 529                 134                       677                 233
                                                  ---------------     ---------------           ---------------     ---------------

NET INCOME                                         $         818       $         212             $       1,084       $         567
                                                  ===============     ===============           ===============     ===============


AVERAGE SHARES OUTSTANDING FOR BASIC
     EARNINGS PER SHARE                               15,647,110          15,122,693                15,442,912          15,074,675
                                                  ===============     ===============           ===============     ===============

BASIC EARNINGS PER SHARE                           $        0.05       $        0.01             $        0.07       $        0.04
                                                  ===============     ===============           ===============     ===============


AVERAGE SHARES OUTSTANDING FOR DILUTED
     EARNINGS PER SHARE                               16,265,537          16,170,808                16,012,301          15,973,549
                                                  ===============     ===============           ===============     ===============

DILUTED EARNINGS PER SHARE                         $        0.05       $        0.01             $        0.07       $        0.04
                                                  ===============     ===============           ===============     ===============

See accompanying Notes to Consolidated Financial Statements


                                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)



                                                                                 NINE MONTHS ENDED JUNE 30,
                                                                                 --------------------------
                                                                                  2003                2002
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $       1,084       $         567
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                        402                 310
  Deferred distribution fees revenue                                                  (429)                233
  Deferred income taxes                                                                692                   -
  Reserve for bad debts                                                                 90                   -
  Reserve for obsolesence                                                              (31)                  -
  Changes in assets and liabilities:
     Accounts receivable                                                            (1,990)             (2,154)
     Inventories                                                                      (214)             (2,681)
     Other current assets                                                             (771)                413
     Accounts payable and accrued expenses                                           1,641               1,959
     Accrued commissions                                                               336                 753
                                                                            ---------------     ---------------
        Net cash provided by (used in) operating activities                            810                (600)


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                 (423)               (272)
   Increase in patents and trade marks                                                 (36)                  -
                                                                            ---------------     ---------------
        Net cash used in investing activities                                         (459)               (272)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                           829                 318
    Proceeds from revolving credit arrangements                                        338                  75
    Repayment of revolving credit arrangements                                        (338)               (650)
    Repayment of long-term debt                                                        (52)                (42)
                                                                            ---------------     ---------------
         Net cash provided by (used in) financing activities                           777                (299)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                286                  96

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,414              (1,075)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,083               4,352
                                                                            ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $       4,497       $       3,277
                                                                            ===============     ===============


---------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                          $          39       $          49
                                                                            ===============     ===============

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


(1)  OPERATIONS AND ORGANIZATION

     Tutogen Medical, Inc. along with its consolidated subsidiaries ("the Company") is a international precision-tooled biological implant manufacturer specializing in the sourcing, processing, marketing, and distribution of human ("allografts") and bovine ("xenograft") tissue implants for neuro, orthopedic, cardiovascular, reconstructive and general surgical applications utilizing its patented Tutoplast(R) process of tissue preservation and viral inactivation.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated balance sheets of the Company as of June 30, 2003 and the unaudited results of operations for the three and nine months ended June 30, 2003 and 2002 and the unaudited cash flows for the nine months ended June 30, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2003. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2002.

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

     On December 31, 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included herein.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company believes that the adoption of SFAS No. 149 will not have an impact on the results of operations or financial position.

     In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to improve the accuracy of securities issuers' accounting for such financial instruments. For earlier transactions, the provisions of SFAS No. 150 take effect at the start of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the results of operations or financial position.

(3)  PRO FORMA NET INCOME

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

                                                            Nine Months Ended
                                                                June 30,
                                                            2003        2002
                                                            ----        ----

     Net Income, as reported:                              $1,084       $567
     Pro-forma, expense as if stock options were
        charged against net income                             86         45
                                                            -----       ----
     Pro-forma net income using the fair value method        $998       $522

     Basic EPS:
     As reported                                             0.07       0.04
     Pro forma using the fair value method                   0.06       0.03

     Diluted EPS:
     As Reported                                             0.07       0.04
     Pro forma using the fair value method                   0.06       0.03

     The fair value of each option is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions; expected volatility of 45% and 10% for 2003 and 2002 respectively, risk-free interest rate of 1.13% and 4.69% for 2003 and 2002 respectively, and an expected life of three years. A dividend yield of zero has been assumed.

(4)  INVENTORIES

     Major classes of inventory at June 30, 2003 and September 30, 2002 were as follows:

                                                   June 30,     September 30,
                                                     2003           2002

               Raw materials                      $   2,365        $  1,868
               Work in process                        2,664           3,209
               Finished goods                         7,560           6,630
                                                      -----           -----

                                                     12,589          11,707
               Less reserves for obsolescence         1,730           1,757
                                                      -----           -----

                                                  $  10,859        $  9,950
                                                  =========        ========

(5)  INCOME TAXES

     The Company has incurred net operating losses through June 30, 2003 of approximately $17 million, generated from its U.S. and German operations of $8 million and $9 million, respectively. These net operating losses are the primary component of the Company's net deferred tax asset of $2.4 million as of June 30, 2003, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of June 30, 2003 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections.

(6)  SEGMENT DATA

     The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations include two geographically determined segments: the United States and Europe ("International"). The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring and foreign exchange gains or losses. The Company accounts for inter-segment sales and transfers at contractually agreed-upon prices.

     The Company's reportable segments are strategic business units that offer products and services to different geographic markets. They are managed separately because of the differences in these markets as well as their physical location.

     A summary of the operations and assets by segment as of and for the three months ended June 30, 2003 and 2002, respectively are as follows:

     2003                           INTERNATIONAL   UNITED STATES   CONSOLIDATED

     Gross revenue                     $  5,151        $  6,700       $ 11,851
     Less - intercompany                 (2,918)              -         (2,918)
                                       --------        --------       --------

     Total revenue - third party       $  2,233        $  6,700       $  8,933
                                       ========        ========       ========

     Depreciation and amortization     $    122        $     60       $    182
                                       ========        ========       ========

     Interest expense                  $     12        $      1       $     13
                                       ========        ========       ========

     Net income                        $    807        $     11       $    818
                                       ========        ========       ========

     Capital expenditures              $    201        $     73       $    274
                                       ========        ========       ========

     Total assets                      $ 11,953        $ 31,956       $ 43,909
     Less intercompany advances               -         (14,934)       (14,934)
                                       --------        --------       --------

                                       $ 11,953        $ 17,022       $ 28,975
                                       ========        ========       ========


     2002                           INTERNATIONAL   UNITED STATES   CONSOLIDATED

     Gross revenue                     $  3,872        $  3,565       $  7,437
     Less - intercompany                 (2,037)              -         (2,037)
                                       --------        --------       --------

     Total revenue - third party       $  1,835        $  3,565       $  5,400
                                       ========        ========       ========

     Depreciation and amortization     $    140        $    170       $    310
                                       ========        ========       ========

     Interest expense                  $     11        $      1       $     12
                                       ========        ========       ========

     Net income                        $    266        $    (54)      $    212
                                       ========        ========       ========

     Capital expenditures              $     67        $     56       $    123
                                       ========        ========       ========

     Total assets                      $ 10,991        $ 30,257       $ 41,248
     Less intercompany advances               -         (17,952)       (17,952)
                                       --------        --------       --------

                                       $ 10,991        $ 12,305       $ 23,296
                                       ========        ========       ========

     A summary of the operations and assets by segment as of and for the nine months ended June 30, 2003 and 2002, respectively are as follows:

     2003                           INTERNATIONAL   UNITED STATES   CONSOLIDATED

     Gross revenue                     $ 11,431        $ 15,508       $ 26,939
     Less - intercompany                 (4,689)              -         (4,689)
                                       --------        --------       --------

     Total revenue - third party       $  6,742        $ 15,508       $ 22,250
                                       ========        ========       ========

     Depreciation and amortization     $    277        $    125       $    402
                                       ========        ========       ========

     Interest expense                  $     36        $      3       $     39
                                       ========        ========       ========

     Net income                        $    956        $    128       $  1,804
                                       ========        ========       ========

     Capital expenditures              $    301        $    122       $    423
                                       ========        ========       ========

     Total assets                      $ 11,953        $ 31,956       $ 43,909
     Less intercompany advances               -         (14,934)       (14,934)
                                       --------        --------       --------

                                       $ 11,953        $ 17,022       $ 28,975
                                       ========        ========       ========


     2002                           INTERNATIONAL   UNITED STATES   CONSOLIDATED

     Gross revenue                     $  9,950        $ 10,559       $ 20,509
     Less - intercompany                 (4,765)              -         (4,765)
                                       --------        --------       --------

     Total revenue - third party       $  5,185        $ 10,559       $ 15,744
                                       ========        ========       ========

     Depreciation and amortization     $     73        $     61       $    134
                                       ========        ========       ========

     Interest expense                  $     45        $      4       $     49
                                       ========        ========       ========

     Net income                        $    443        $    124       $    567
                                       ========        ========       ========

     Capital expenditures              $    138        $    134       $    272
                                       ========        ========       ========

     Total assets                      $ 10,991        $ 30,257       $ 41,248
     Less intercompany advances               -         (17,952)       (17,952)
                                       --------        --------       --------

                                       $ 10,991        $ 12,305       $ 23,296
                                       ========        ========       ========

(7)  RECLASSIFICATION

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

(8)  EXCLUSIVE LICENSE AND DISTRIBUTION AGREEMENT

     In April 2003, the Company entered into an Exclusive License and Distribution Agreement ("Agreement") with Centerpulse Spine-Tech ("CST") redefining the terms governing its relationship. Effective with this agreement, CST will continue to market the Tutoplast(R) products for the spine market, however, CST will become a "stocking distributor", whereby CST will purchase the spine products from the Company and invoice the customers directly. It is expected that the impact of the terms of this Agreement will not have a material effect on revenues or net income for this fiscal year.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenues for the three months ended June 30, 2003, increased 65% to $8,933 from $5,400 for the comparable period. The increase in revenue was partially attributable to the one-time shipment of $1.9 million of inventory as the result of a renegotiated U.S. Distribution Agreement with Centerpulse Spine-Tech ("CST"), signed in April 2003 whereby Spine-Tech has become a "stocking distributor". This new arrangement is expected to have a negative near-term effect on the Company's annual revenues of approximately $5.0 to $6.0 million as CST is now purchasing the Company's spine products and invoicing the customer directly. Previously, the Company invoiced the customer and paid CST a significant marketing fee included in operating expenses. However, the new arrangement will significantly reduce the Company's risk of inventory (excess production and obsolescence) and the risk of slow accounts receivable collections (slow-paying class of customer, i.e., hospitals and doctors). The new agreement also eliminates all marketing fees paid to CST currently included in operating expenses. The end result should be a reduction in gross margins of approximately 8% to 10% (as a result of invoicing CST directly versus the end-user customer), the elimination of all marketing fees paid to CST, and an expected improvement in operating efficiencies. All of these effects are expected to result in an improvement in net income and cash flow.

The U.S. revenue increased to $6,700 from $3,565 or 88% for the same period last year. The revenue increase was primarily due to the aforementioned one-time shipment of inventory of $1.9 million and an increase in the demand for the Company's Tutoplast(R) bone products for spinal and dental applications sold by Centerpulse Spine-Tech and Centerpulse Dental, the Company's marketing partners. These products contributed to an additional $1.0 million of revenue. This increase was fueled by the improved sales of the Tutoplast(R) specialty graft, the Puros(TM) Symmetry(TM) PLIF Allograft System and the C-graft. International revenue increased to $2,233 from $1,835 or 22% for the same period last year. The increase in international revenue was due to an overall increase in the European and international distributor business.

Revenues for the nine months ended June 30, 2003 increased 41% to $22,250 from $15,744 for the comparable period. The increase in revenue primarily occurred from the U.S. operation as its revenue increased 47% to 15,508 from $10,559 for the same period last year. Incremental Centerpulse revenues and the one-time shipment of inventory of $1.9 million contributed the entire increase in revenue. International revenue increased to $6,742 from $5,185 or 30% for the same period last year.

Gross margin for the three and nine months ended June 30, 2003 were 59% and 60%, respectively as compared to 60% and 53%, respectively for the comparable periods last year. The higher gross margin was primarily due to a favorable mix of low cost of revenue on the spinal revenues and a decrease in product development and manufacturing costs from a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 47% and 42% for the three and nine months ended

June 30, 2003, from the comparable periods last year. Third quarter expenses increased due to a higher provision for bad debts ($90), foreign exchange variance ($75), added staffing at the Alachua, Florida facility ($69), travel expenses ($58), and other expenses ($77). Year-to-date expenses increased due to added staffing at the Alachua, Florida facility ($253), foreign exchange variance ($235), higher travel ($101), higher provision for bad debts ($90), telephone expenses ($47), legal fees ($28), rent ($26), investor relations/banker ($24) and other expenses ($145). As a percentage of revenues for year-to-date, General and Administrative expenses remained relatively constant at 14% in 2003 and 2002.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 31% and 57% for the three and nine months ended June 30, 2003, from the comparable periods last year. The increase was primarily due to marketing fees due under the agreements with Centerpulse Spine and Dental as a result of the increase in revenues of the Company's Tutoplast bone products for spinal and dental applications. Such fees increased $48 and $1,478 for the three and nine months ended June 30, 2003,respectively. The balance of the increase was due to increased sales efforts Internationally. As a percentage of revenues for year-to-date, Distribution and Marketing expenses increased from 29% in 2002 to 32% in 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 16% and 34% for the three and nine months ended June 30, 2003, from the comparable periods last year. The increase was due to increased development efforts in the Spine, Dental and Ligament product areas. As a percentage of revenues, Research and Development expenses remained relatively constant at 4% in 2003 and 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, for the three months ended June 30, 2003 increased from $34 to $67. This is mainly because of the new addition of new technical equipments in our international operation. As a percentage of revenues, Depreciation and Amortization expenses remained relatively constant at less than 1% compared in 2003 and 2002.

OTHER (EXPENSE) INCOME

Other expense increased for the three and nine months ended June 30, 2003, due to unfavorable foreign exchange losses as the result of the continued weakening of the dollar against the euro.

INTEREST EXPENSE

Interest expense remained flat for the quarter ended June 30, 2003 and decreased 20% for the nine months ended June 30, 2003 for the comparable period last year. The decrease was due to lower revolving credit balances from the International operation.

INCOME TAXES

The effective tax rate remained at 39% for the three months ended June 30, 2003 and 2002. For the nine months ended June 30, 2003 and 2002, the effective tax rate was 38% and 29% due to a higher proportion of income from the International operation.

NET INCOME

Net income for the three and nine months ended June 30, 2003 totaled $818 or $0.05 basic and diluted earnings per share and $1,084 or $0.07 basic and diluted earnings per share as compared to a net income of $212 or $0.01 basic and diluted earnings per share and net income of $567 or $0.04 basic and diluted earnings per share for the same periods last year.

For the nine-month period ended June 30, 2003, the dollar (average for nine months) has weakened against the euro approximately 19% as compared to the comparable period last year. In view of our European manufacturing operations, the weakening of the dollar has unfavorably impacted earnings year-to-date by approximately $665.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company has working capital of $14.2 million as compared to September 30,

2002 of $10.9 million. The Company maintains current working capital credit lines totaling (euro)1.8 million Euros (approximately $1.9 million) with several German banks and a $1.0 million credit line with a U.S. bank. At June 30, 2003, the Company had no borrowings against these lines.

The Company has experienced a positive cash flow of $1,414 for the nine months ended June 30, 2003 as compared to a negative cash flow of $1,075 for the same period in 2002.

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

Future minimum rental payments required under leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2003 are as follows:

                     2004                     $     357
                     2005                           125
                     2006                            33
                     2007                             7
                                              --------------
                                              $     522
                                              ==============

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of June 30, 2003 are as follows:


                     2004                     $      88
                     2005                            88
                     2006                            88
                     2007                            88
                     2008                           485
                                              --------------
                                              $     837
                                              ==============


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

SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS" was to develop one accounting model based on the framework established in SFAS No. 121, and to address significant implementation issues. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 beginning in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

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

On December 31, 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included herein.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process and is effective for contracts entered into or modified after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company believes that the adoption of SFAS No. 149 will not have an impact on the results of operations or financial position.

In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" to improve the accuracy of securities issuers' accounting for such financial instruments. For earlier transactions, the provisions of SFAS No. 150 take effect at the start of the first interim period beginning after June 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13 a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION


ITEM 6.  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Tutogen Medical, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the periods ended June 30, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.


SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                   TUTOGEN MEDICAL, INC.




   Date:  August 8, 2003           /s/ Manfred Krueger
                                   -------------------
                                   President and Chief Executive Officer




   Date:  August 8, 2003           /s/ George Lombardi
                                   -----------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

4. THE REGISTRANT'S OTHER CERTIFYING OFFICER (S) AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15 (E) AND 15D-15 (E)) FOR THE REGISTRANT AND
     HAVE:

     A) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES, OR CAUSED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO BE DESIGNED UNDER OUR SUPERVISION, TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS REPORT IS BEING PREPARED;

     B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES, AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION AND;

     C) DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT'S MOST RECENT FISCAL QUARTER (THE REGISTRANT'S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

     A) ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS, WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS.

     CERTIFICATION                                                        PAGE 2


     B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS.


DATE:     AUGUST 8, 2003

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

4. THE REGISTRANT'S OTHER CERTIFYING OFFICER (S) AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15 (E) AND 15D-15 (E)) FOR THE REGISTRANT AND
     HAVE:

     C) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES, OR CAUSED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO BE DESIGNED UNDER OUR SUPERVISION, TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS REPORT IS BEING PREPARED;

     D) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES, AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION AND;

     C) DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT'S MOST RECENT FISCAL QUARTER (THE REGISTRANT'S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

     A) ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS, WHICH COULD ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL DATA AND HAVE IDENTIFIED FOR THE REGISTRANT'S AUDITORS ANY MATERIAL WEAKNESSES IN INTERNAL CONTROLS.

     CERTIFICATION                                                        PAGE 2


     C) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS.


DATE:     AUGUST 8, 2003

BY:
NAME:     /S/ MANFRED K. KRUEGER

TITLE:    PRESIDENT AND CEO



          ----------------------------