Form 10KSB
period 2002-12-31
TUTOGEN MEDICAL INC
filed 2003-12-23
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)
/ / Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the fiscal year ended September 30, 2003

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

               1130 MCBRIDE AVENUE WEST PATERSON, NEW JERSEY 07424 (Address of Principal Executive Offices, Zip Code)

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

The issuer's revenues for the fiscal year ended September 30, 2003 were $30,260,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 4,590,000 shares), computed by reference to the closing price of such common equity on the American Stock Exchange, was $25,245,000 as of November 30, 2003.

As of November 30, 2003, there were 15,667,110 shares outstanding of the issuer's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one): Yes       No X
                                                               ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     The discussion contained in this annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the issuer's fiscal year ended September 30, 2003 (this "Report"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer's actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

                                     PART I

     ITEM 1. DESCRIPTION OF BUSINESS.

     Tutogen Medical, Inc., a Florida corporation, was formed in 1985, and with its consolidated subsidiaries (collectively, the "Company" or "Tutogen"), develops, manufactures and markets sterile biological implant products made from human (allograft) and animal (xenograft) tissue. Tutogen utilizes its Tutoplast Process(R) of tissue preservation and viral inactivation to manufacture and deliver sterile bio-implants used in spinal/trauma, urology, dental, ophthalmology, head and neck and general surgery procedures.

     One of the Company's wholly owned subsidiaries, Tutogen Medical GmbH, designs, develops, processes, manufactures, markets, and distributes specialty surgical products and services to over 40 countries through a worldwide distribution network. Another subsidiary, Tutogen Medical (United States), Inc., was formed in 1994 to process, market and distribute allografts for the U.S. market.

     The Company's corporate headquarters is in West Paterson, New Jersey, a manufacturing facility in Alachua, Florida, international executive offices and processing and manufacturing facilities in Neunkirchen, Germany, and a sales office in Boulogne, France.

     The Company contracts with independent tissue banks and procurement organizations to provide donated human tissue for processing under the Company's proprietary Tutoplast(R) process. The Tutoplast(R) process utilizes solvent dehydration and chemical inactivation which is applied to two types of preserved allografts: soft tissue; consisting of fascia lata, fascia temporalis, pericardium, dermis, sclera, ligaments, tendons and cartilage, and bone tissue; consisting of various configurations of cancellous and cortical bone material. Processed pericardium, fascia lata and dermis are collagenous tissue used to repair, replace or line native connective tissue primarily in neurosurgery, ophthalmology, urology sling procedures, plastic and reconstructive surgeries, dermis is also used in pelvic floor reconstruction, sclera is used in ophthalmology procedures such as, anterior and posterior segment patch grafting applications: Glaucoma, Retina, Trauma and Oculoplastics and contour wrapping of an orbital implant, while ligaments, tendons and cartilage are used primarily in orthopedic and trauma repairs. Processed cortical and cancellous bone material is used in a wide variety of applications in spinal and dental surgeries. All processed tissues have a shelf life of five years and require minimal time for rehydration. The Company processes both bone and soft tissues in both manufacturing facilities.

     The Tutoplast(R) processed allografts have been used successfully in over 1,000,000 procedures performed in over 30 years.

     In contrast to other processors using freeze-drying, deep freezing or cryopreservation for human tissues, the Tutoplast(R) process utilizes a technique in which tissues are soaked and washed in a series of aqueous solutions and solvents, removing water and substances that could cause rejection or allergic reaction. This technique dehydrates the tissue keeping the tissue's structure intact, that acts after implantation as a scaffold, which is replaced by the body's own tissue. During processing, the tissues are treated with agents shown to inactivate viruses such as hepatitis and HIV, the virus that causes AIDS, to render the allografts safe for the recipient. Soft tissue is also treated with chemicals shown to be effective against the agent causing Creutzfeldt-Jakob Disease ("CJD"). Once packaged, tissues are terminally sterilized by low dosage radiation.

     Manufacturing and Processing
     ----------------------------

     All of the Company's Allografts and Xenografts are prepared, preserved and processed by application of Tutogen's proprietary manufacturing process, the Tutoplast(R) processes. Allograft tissues are obtained from approved tissue procurement organizations and institutions and undergo an extensive donor screening regimen prior to processing. Although several operations are automated, most of the process is manual and relies on trained, highly skilled personnel. The entire process, including packaging and sterilization, takes place under controlled clean room processing conditions. All incoming, untreated tissue is stored in special quarantine cold-storage rooms or refrigerators until released by quality assurance for processing. To prevent possible cross-contamination and ensure constant tissue identification, all tissue is marked and strictly maintained in individual containers during the entire process. Reference samples are taken from each tissue for test purposes and are retained for 10 years beyond the date of expiration. Documentation allows reverse traceability of tissue implants to the donor and the retrieving institution. All processed implants have a batch number and a donor number printed on each single package. Processed tissue may be safely stored for up to five years at room temperature storage.

     QUALITY ASSURANCE - All tissues are accompanied by specific medical and donor documentation, including blood serum infectious disease testing results performed by independent laboratories appropriately certified for these tests under the Clinical Laboratory Improvement Amendment of 1988 (CLIA 1988). Tutogen's implants and processed tissues are subject to a series of biological, physical and chemical tests, from incoming unprocessed donated tissues to sterile, finished goods. Tissues that do not meet regulatory standards are rejected and destroyed. See "Government Regulations".

     Marketing and Distribution
     --------------------------

     Tutogen's products and processing services are provided through direct representatives in Germany and France, with the Company billing the hospital or end-user directly. Internationally, with a focus on Europe, the Company distributes and invoices direct to a network of contract distributors. Tutogen's personnel, with distributors and their representatives, conduct product training sessions, make joint customer calls, set objectives and evaluate their representatives' performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services. In the U.S., Centerpulse Spine-Tech Inc. ("Spine"), a subsidiary of Zimmer Holdings, Inc. and Centerpulse Dental Inc. ("Dental"), a subsidiary of Zimmer Holdings, Inc., provide marketing services for the Company's products to the spine and dental markets, with the Company, beginning in May 2003 billing Spine directly and in the case of Dental, billing the hospital or end-user directly.

     Approximately 30% of the Company's revenues come from outside the United States. As a result of its foreign sales and facilities, the Company's operations are subject to the risks of doing business on an international level. A major effort is underway to increase penetration in the U.S. market, as it accounts for 70% of the world market for biomaterials. The Company's marketing efforts in the U.S. in recent years have focused on creating a market for the pericardium and fascia lata tissues from donor tissues sourced in the U.S. In addition, the strategic decision was made to re-open the U.S. market for tissues obtained from abroad, because the Company's foreign donor qualification standards are in full compliance with the donor suitability standards of the Food and Drug Administration ("FDA").
     The Company's U.S. marketing efforts have concentrated on rebuilding the marketing and distribution organization and re-entering the bone markets. Presently, allografts are provided to hospitals in the U.S. either directly by the Company with the assistance of marketing services or through independent distribution companies. These distributors employ, in the aggregate, over 300 field representatives who call on hospital and office-based medical practitioners, primarily surgeons. Tutogen supports their activities with various types of technical allograft literature, informational programs, reference materials, and training sessions and programs designed to increase distributor call volume. In 2003, the Company increased its independent distributor network for the distribution of allografts for fields of use (i.e., sports medicine/ligament repair, ENT, and general surgery) that are not otherwise covered under exclusivity. In addition, the Company has entered into exclusive marketing and distribution agreements with other medical device companies, under the Tutoplast(R) label, for specialized indications. One such distribution agreement with IOP, Inc., ("IOP") which has been in effect since 1998, is for Tutoplast(R) implants for ophthalmic use. A second project, for use of Tutoplast(R) fascia lata in urological and gynecological indications, was concluded in January 1998 with Mentor Corporation ("Mentor"). In Fiscal Year 2003, Mentor has accounted for 13% and 18%, respectively, of the Company's total and U.S. revenues. In March 2000, a project was concluded with Spine for marketing in the U.S and distribution internationally of Tutoplast(R) processed bone tissues for spinal applications. Marketing of these products began in September 2000. In September 2000, the Company entered into an agreement with Dental, whereby Dental will market in the U.S. and distribute Tutoplast(R) processed bone tissue for dental applications in certain international markets. In October 2001, the Company entered into a project with Mentor for use of Tutoplast(R) processed Dermis in urological and gynecological indications. In October 2002, the Company entered into a distribution agreement with TMC Orthopedic LP, the largest distributor of orthopedic and sports medicine products in Texas. The agreement covers such products as, bone-tendon-bone (BTB) implants used for ACL (anterior cruciate ligament) procedures. Finally, in April 2003, the Company entered into an Exclusive License and Distribution Agreement ("Agreement") with Spine redefining the terms governing its relationship. Effective with this agreement, Spine will continue to market the Tutoplast products for the spine market, however, Spine has become a "stocking distributor", whereby Spine now purchases the Company's products and invoices the customer directly.

     Internationally, the Company has implemented a marketing and sales restructuring plan, concentrating on an in-depth penetration of markets with major needs, i.e. in Europe, specifically with a "focus" on countries such as Germany, France, Italy, Spain and the U.K. The Company believes that the recent collaborations with Spine and Dental will substantially increase its penetration of the international markets for processed bone tissue.

     Sources of Tissue and Products
     ------------------------------

     The Company receives donor tissue from multiple sites in Europe and the United States. This tissue is procured by independent procurement organizations and the Company reimburses these organizations for the costs of their procurement (recovery fees). The Company continuously strives to comply and remain current with existing laws and regulations related to procurement, donor screening, donor suitability, testing, processing, storage and distribution. It is anticipated that government laws and regulations involving human donor tissues will continue to change in the countries presently serviced by the Company (see Government Regulations). Accordingly, the Company continues to seek additional contacts with authorized health care agencies, accredited tissue banks, organ procurement organizations and governments. The Company expects that, in most markets, demand for its Tutoplast(R) processed allografts will continue to exceed the current donor tissues available to the Company for processing.

     Tissue recoveries, both in the United States and internationally, continue to improve. The import program from Europe to the U.S. has been given high priority, and the levels of shipments are increasing steadily. The international tissue recovery base will be expanded to include Tissue Services Coordinators who will monitor the levels and types of recoveries. Domestic and European tissue recoveries are on track to meet the plan for fiscal 2004. While the Company continues to emphasize expanding its supply base, there can be no assurance that changing laws or donation trends, in the countries from which it presently obtains tissues, will not have a material adverse effect on the Company's operations.

     The FDA has published a Draft-not for implementation Donor Eligibility Guidance to Industry document that discusses measures to reduce the possible risk of transmission of Creutzfeldt-Jakob Disease (CJD) and variant Creutzfeldt-Jakob Disease (vCJD) by human cells, tissue, and cellular and tissue-based products. This document represents the agencies current thinking on donor deferral criteria for donors that could have been potentially exposed to the Bovine Spongiform Encephalopathy (BSE) agent ("Mad Cow" disease). The draft is in the review stage, which precedes the adoption of a final version of the FDA's position on this matter. Since 1996 the vCJD and BSE epidemics have continued to evolve, and more BSE cases have been reported in Europe, including new reports of BSE in Spain, Italy, Germany, the Czech Republic, Greece, Slovenia, Slovakia, Austria, and Finland. Japan and Israel have also reported BSE, and many other countries, which also imported meat and bone meal from the UK from 1980 to 1996, may also have BSE. The impact of adoption of the draft document for Tutogen may be the ban of tissue from countries with known cases of BSE. This may result in a 10-15% reduction in importation of tissues to the US, however management does not believe that it will have material adverse affect on the Company's business, as new sources of tissues have been identified and are available.

     Back Order
     ----------

     While Tutogen worldwide has back orders on certain tissue types and tissue sizes, the allograft demand is most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently has back orders, that are expected to be filled within the next three months; however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. As of September 30, 2003, the Company's back order for all tissues was approximately $1,132,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

     Competition
     -----------

     Tutogen is a leader in safe bioimplants for tissue repair. Tutogen's competitive advantage is based on its Tutoplast(R) process of tissue preservation and viral inactivation. The Tutoplast(R) process is based upon solvent dehydration, which preserves the tissue's integrity, and allows the implants to remodel in the course of normal healing. The Tutoplast(R) process has an outstanding safety record. Since its introduction more than 30 years ago, more than 1,000,000 procedures have been successfully performed using Tutoplast(R) processed tissues, with no known complications from disease transmission or tissue rejection attributable to the implants. Tutoplast(R) processed implants have been described in more than 400 published scientific papers.

     The majority of the medical procedures suitable for allografts are currently being performed with autografts (tissues derived from the patient) requiring a second surgical procedure. The advantages of autografts include the decrease incident of tissue rejection and disease transmission. The disadvantages are the dual surgical procedures, increased pain and recovery time and the limitation on the amount and quality of tissue. Allograft advantages include the elimination of a second surgical site resulting in lower infection rates, the possible reduction in surgical procedure time, faster recovery times and lower costs, while disadvantages include availability and possible rejection. Availability and safety are the primary factors in the ability of Tutoplast(R) processed allografts to compete with autografts for use by the surgical community.

     The industry in which the Company operates is highly competitive. The 1996 departure of a major German competitor from the business of soft tissue allografts left Tutogen as the largest processor in the international market. Processors of allograft tissue for transplantation in the U.S. include commercial processors such as Osteotech, Inc., Regeneration Technologies, Inc. and CryoLife, Inc., companies well established in the fields of bones and heart valves respectively, and which have substantially greater financial resources than the Company. Not-for-profit tissue banks that procure and process tissue for distribution are considered competitors for certain applications and in certain markets. Management believes that it's Tutoplast(R) process, with its impressive record for safety in the surgical community, gives the Company a competitive advantage over its competitors. However, due to government regulation, disrupted sources of availability and increasing competition, there can be no assurance that the Company will be able to continue to compete successfully. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with newly developed tissue substitutes being developed by other companies.

     Growth Strategy
     ---------------

     The Company estimates the worldwide market for its present products to be about $1 billion, including all procedures in its field of use. The Company's existing tissue supply network, established processing facilities and proven Tutoplast(R) technology provides the foundation for continued growth into fiscal 2004 and beyond. This growth will be aided by new sources of tissue, new applications and products and expansion into new markets.

     TISSUE SUPPLY AND PROCESSING

     The Company has an established network in the United States and Europe for tissue supply that meets or exceeds the high standards set by the FDA, the German Health Authority ("BfArM") and other regulatory agencies. This network incorporates a reliable logistic system that provides for a continuous supply of tissue with complete traceability. Individual tissue reference samples are stored for 10 years beyond the date of expiration. These high standards of recovery permit such tissue to be imported into the U.S. The Company is engaged in an aggressive program to expand its donor network in the U.S.

     Tutogen operates two processing facilities, one in Alachua, Florida and the other in Neunkirchen, Germany. Both facilities are registered with the FDA Center for Biologics Evaluation and Research (CBER) in accordance with registration and listing requirements for human tissue based products and have ISO 9001 and ISO 13485 certification. The Alachua, Florida facility is registered with the FDA Center for Devices and Radiological health (CDRH) as a medical device manufacturer and is licensed in the States of New York and Florida. The German facility is registered as a pharmaceutical and medical device manufacturer. Tutogen is an accredited member of The American Association of Tissue Banks ("AATB"). The recent expansion of the Alachua facility into bone production complements a major expansion and modernization being planned at the Neunkirchen facility. These expansions will allow the Company to keep pace with growing product demands for the next several years.

     XENOGRAFTS

     The worldwide demand for allografts, tissue derived from human sources, is anticipated to represent a significant challenge. Faced with this constraint, the Company embarked on a program in 1993 to develop xenografts, tissue derived from animals, as an allograft substitute. The current revenue mix worldwide is approximately 85% allografts and the balance xenografts. As with Allografts, xenografts processed using the Company's proprietary Tutoplast(R) process have their biomechanical properties and remodeling capacity preserved with removal of antigenicity and infection risk. Studies have shown, that Tutoplast(R) processed xenografts are at least equivalent to Allografts as demonstrated by actual clinical use and laboratory studies. To date, the Company has received CE-Marks, the European equivalent to an FDA medical device approval, for bovine pericardium (1998), bovine cancellous bone (1997) and bovine compact (cortical) bone (1999) which permits distribution throughout Europe of products derived from such tissues. In the US the Company has received FDA 510(k) clearances for bovine pericardium, allowing the Company to market the first xenografts tissue, Tutopatch(R), for indications of general and plastic surgery. Tutopatch(R) is produced from bovine pericardium obtained from U.S. cattle, a source deemed free of Bovine Spongiform Encephalopathy ("BSE") and inspected/cleared by the United States Department of Agriculture (USDA).

     The superior biomechanical properties of bovine tissues combined with the absence of those supply constraints associated with allografts, permits the use of xenograft tissues, in areas that cannot be optimally addressed with human tissue.

     NEW APPLICATIONS AND PRODUCTS

     A major component of Tutogen's growth strategy is focused on the introduction of new products and applications for Tutoplast(R) processed tissues.

     In November 2001, the Company developed a Tutoplast(R) Processed Dermis(TM) product to be exclusively distributed by the Mentor Corporation. The Tutoplast(R) Processed Dermis(TM) has application in Mentor's Suspend(TM) procedure that is used to treat female incontinence as well as other pelvic floor surgical procedures. Female incontinence is an extremely unpleasant medical condition suffered by a large and growing population. In the procedure the surgeon repositions and levels the bladder by creating a sling that cradles the bladder. The procedure was developed and pioneered by Mentor. The Company contributed their tissue engineering and preservation expertise knowledge to in the support of the development of the procedure. The procedure has won rapid and wide acceptance as a safe and effective treatment for this condition. The number of women electing to have this procedure each year continues to climb.

     In September 2002, Tutogen entered the market for sports medicine with the introduction of its LigaTech(TM) product line for ligament replacement and repair. This product line includes Tutoplast processed specialty allograft products utilizing soft tissue and BTB combination products for ACL repair and reconstruction. There are over 200,000 ACL procedures performed in the U.S. annually with an aggregate market size of $500 million. Tutoplast soft membrane and bone allograft products have also been successfully used in shoulder, hip, and hand repair, as well as achilles tendon repair and reconstruction. These products are being distributed through a network of independent distributors in the U.S. and Europe.

     In October 2002, the Company entered the European market with Tutomesh,(R) a Tutoplast processed biological membrane for hernia and abdominal wall repair. In 2001, there were 880,000 hernia surgery procedures alone, with an aggregate market size of $250 million. Tutomesh(R) has already been successfully implanted in abdominal wall surgery in children with hernia defects. These products are initially being sold through the Company's direct sales force in Germany. In Europe, a distributor network is being established, focusing on Italy, Spain and Great Britain.

     In February 2003, the Company introduced the Cervical Spacer, an anterior cervical intervertebral fusion, marketed and distributed by Spine.

     Several patents and trademarks have been submitted in 2003 to the appropriate agencies in order to assist and accomplish the goals for expansion and growth.

     EXPANSION INTO NEW MARKETS

     Tutoplast(R) processed tissues and products have application in numerous surgical indications. The Company enjoys high degrees of success in two such niches, ophthamology and urological/gynecological with its strategic partners IOP and Mentor, and has established similar relationships to address additional markets. One such relationship was established in March 2000 with Spine for the worldwide distribution of Tutoplast(R) processed bone tissues for spinal applications. Marketing of the traditional bone products began in September 2000. In November 2001, Spine commenced marketing of the Company's first biological specialty graft, the Tutogen Medical ALIF (Anterior Lumbar Interbody Fusion). Also, in September 2000, the Company entered into a collaboration with Dental whereby Dental will market in the U.S. and distribute internationally Tutoplast(R) processed bone tissue for dental applications. In February 2002, Spine commenced marketing of an additional specialty graft, the Tutogen PLIF (Posterior Lumbar Interbody Fusion). In February 2003, Spine commenced marketing of the Cervical Spacer (anterior cervical intervertebral fusion) developed by the Company.

     Research and Development
     ------------------------

     Tutogen continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants contractively collaborate on research activities related to allograft and non-allograft tissue development. The Company follows an Internal Product Development plan and organizes all R&D activities, including the Spine-Tech and Dental collaboration. R & D expenditures decreased 10% from $886,000 in 2002 to $799,000 in 2003.

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

     Customers
     ---------

     Spine and Mentor are principal customers to the Company, accounting for approximately 17% and 13%, respectively, of the Company's net sales for the year ended September 30, 2003. No other customer accounted for more than 10% of the Company's net sales for the fiscal year 2003. In April 2003, the Company entered into an Exclusive License and Distribution Agreement with Spine redefining the terms governing its relationship. Effective with this agreement, Spine will continue to market the Tutoplast(R) products for the spine market, however, Spine has become a "stocking distributor", whereby Spine now purchases the spine products from the company and invoices the customers directly. The Company has Exclusive Distribution Agreements with Mentor granting a license to exclusively distribute the Tutoplast(R) Processed Fascia Lata, Pericardium and Dermis in their field of use, which is defined as all urological and gynecological applications and procedures in the United States and certain foreign markets.

     Patents, Licenses and Trademarks
     --------------------------------

     Wherever possible, Tutogen seeks to protect its proprietary information, products, methods and technology by obtaining patent and trademark protection. Tutogen has 18 patents pending and has 14 registered trademarks covering several countries worldwide. In the United States, the Company has two FDA accepted 510(k) applications for its various products or processes. The Company believes that it has established itself through the Tutoplast(R) trademark identity and a record of safety and quality assurance, that will survive the life of the patents.

     Government Regulation
     ---------------------

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

     In Germany, allografts are classified as drugs and the German government regulates Tutogen tissue processing and distribution within Germany under a pharmaceutical license. The European Commission is in the legislature process to regulate allografts within the European Community. At present, Tutogen's German facility is licensed and in compliance with German law.

     In the United States, the FDA has determined that all xenograft tissues are subject to all provisions of the Food, Drug and Cosmetic Act and are regulated as a medical device. The FDA Title 21, code of Federal Regulations, Part 1270 Human Tissue Intended for Transplantation, currently regulates all human tissues processed currently by the Company. Similarly, tissue banks and procurement organizations, which provide the tissues to the Company for processing, also must comply with the FDA Part 1270 and its own country/state regulatory requirements.

     Both the FDA and German regulatory agencies conduct inspections of processing facilities. The Company believes that worldwide regulation of allografts is likely to intensify as governments increase their focus on the growing demand for this type of tissue and the need to ensure the health and welfare of its citizens. Management believes that the Company and its industry will always be subject to changing regulations that could have a material adverse effect on its financial condition and results of operations. Management further believes that they can reduce this exposure by continuing to work closely with government regulators in understanding the industry and drafting reasonable and proper legislation. While the Company believes that it is in compliance with all existing regulations, there can be no assurance that changing laws or interpretations of existing laws will not have a material adverse effect on the results of operations and cash flow.




     Environmental Regulations
     -------------------------

     The Company's allografts and xenografts as well as the chemicals used in processing are handled and disposed in accordance with country-specific, federal, state and local regulations. Since 1995, the Company has used outside third parties to perform all biohazard waste disposal.

     The Company contracts with a third party to perform all gamma-terminal sterilization of its allografts. In view of the engagement of a third party to perform irradiation services, the requirements for compliance with radiation hazardous waste does not apply, and therefore the Company does not anticipate having any material adverse effect upon its capital expenditures, results of operations or financial condition. However, the Company is responsible for assuring that the service is being performed in accordance with applicable regulations. Although the Company believes it is in compliance with all applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.

     Technological Change and Competition
     ------------------------------------

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

     Foreign Exchange Rates and Foreign Transactions
     -----------------------------------------------

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

     Employees
     ---------

     As of September 30, 2003, the Company employed a total of 178 full-time and 14 part-time employees, of whom 43 were employed in the United States and the remainder in Germany. Management believes its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         United States. The Company's domestic facilities are located in New Jersey and Florida. In West Paterson, New Jersey, the Company leases approximately 1,400 square feet of office space in which its administrative headquarters is located. The lease will expire in December 2004 and has a base rent of approximately $2,500 per month. The Company's processing plant in Alachua, Florida has expanded from approximately 13,449 square feet to 20,205 square feet of leased space. The Florida lease expires January 31, 2006 and rents for approximately $25,913 per month. The Company believes it is adequate in space and condition for its current needs.

         Germany. The Company's facility in Neunkirchen consists of six buildings totaling some 28,000 square feet on approximately two acres of land. This property is owned by the Company and should be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         There were no material legal proceedings pending as of September 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no submission of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information
         ------------------

         Since August 17, 2000, the Company's Common Stock has been traded on the American Stock Exchange under the symbol "TTG". The following table sets forth the range of high and low closing price information for the Company's Common Stock for each quarter within the last two fiscal years.

         Fiscal 2002                               High          Low
         ------------                              ----          ---
         First Quarter                           $ 3.09       $ 2.25
         Second Quarter                            5.05         2.95
         Third Quarter                             4.95         3.55
         Fourth Quarter                            3.75         2.76

         Fiscal 2003
         -----------
         First Quarter                           $ 3.50       $ 2.30
         Second Quarter                            3.60         2.45
         Third Quarter                             3.49         2.40
         Fourth Quarter                            5.55         3.30

     Such market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

     Holders
     -------

     As of November 30, 2003, the approximate number of holders of record of the Company's Common Stock was 372. The Company estimates that there are approximately 2,100 beneficial holders.

     Dividends
     ---------

     The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenue for the year ended September 30, 2003 increased $9.5 million or 46% to $30.3 million from $20.7 million in 2002. The US operation revenues were $21.2 million or 54% higher than 2002. The revenue increase was primarily due to an increase in the demand for the Company's Tutoplast(R) processed bone products for spinal and dental applications sold by Spine and Dental, the Company's marketing partners. These products contributed $8.1 million of the increase in revenue. This increase was fueled by the introduction, by Spine in February of a new Tutoplast(R) specialty graft, the C-Graft for cervical spine fusion, and increased sales levels for the Puros(TM) Symmetry(TM) PLIF Allograft System for spine applications and the Puros(TM) Bone Grafting Material for dental applications. The International operation had revenues of $9.1 million or an increase of 30% from 2002. The increase in revenues was primarily due to increased penetration of the German market and improved distributor revenues worldwide.

Gross margins for the year ended September 30, 2003 increased to 62% from 59% in 2002. The higher margins were primarily due to a favorable mix of higher margin products from the spinal revenues. The Spine revenues contributed $10.8 million versus $5.1 million in 2002. This combined with improved manufacturing efficiencies resulted in higher margins.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses increased 34% in 2003 to $4.4 million from $3.3 million in 2002. The overall increase was due primarily to support the Company's 46% increase in revenue growth, resulting in additional staff ($359,000), foreign exchange variance ($296,000), increased provision for bad debts ($250,000), higher office expenses ($122,000), telephone expenses ($48,000), investor relations/banker ($23,000) and other expenses ($234,000). As a percentage of revenues, General and Administrative expenses decreased from 16% in 2002 to 15% in 2003.

DISTRIBUTION AND MARKETING

Distribution and Marketing expenses increased $2.5 million or 39% in 2003 to $8.7 million from $6.3 million in 2002. The increase was primarily due to the re-building of the direct sales force in Germany ($595,000), foreign exchange variance ($549,000), higher travel expenses ($124,000), product brochures and other marketing expenses ($295,000) and increased marketing fees paid under the agreements with Spine and Dental as a result of the increase in the spine and dental revenues ($897,000). Such fees increased from $3.7 million in 2002 to $4.6 million in 2003. As a percentage of revenues, Distribution and Marketing expenses decreased from 30% in 2002 to 29% in 2003.

RESEARCH AND DEVELOPMENT

Research and Development expenses decreased 10% in 2003 to $0.8 million from $0.9 million in 2002. The decrease was due to the timing of certain projects. It is anticipated that the Company's R & D effort will increase in 2004. As a percentage of revenues, Research and Development expenses decreased from 4% in 2002 to 3% in 2003.

LITIGATION CONTINGENCY

This represents a provision for a judgment received against the Company in Germany regarding a dispute between the Company and a former international distributor in the amount of $657,000 in 2003 and $46,000 in 2002. The judgment is expected to be appealed.

OTHER INCOME/EXPENSE

Other expense for 2003 increased substantially from income of $75,000 in 2002 to expense of $368,000 in 2003. This was primarily the result of unfavorable foreign exchange losses due to the weakness of the dollar versus the euro ($350,000) and other miscellaneous expense ($18,000).

INTEREST EXPENSE

Interest expenses in 2003 decreased 15% due to the Company's ability to maintain minimum revolving credit balances.

PROVISION FOR INCOME TAXES

The provision for income taxes is solely due to the foreign entity being taxed. The Company continues to record the existing valuation allowance on its U.S. operations.

NET INCOME

As a result of the above, net income for the year ended September 30, 2003 totaled $2.3 million $0.15 basic earnings and $0.14 diluted earnings per share as compared to a net income of $0.9 million or $0.06 basic and $0.06 diluted earnings per share for 2002. As a percentage of revenues, net income increased from 4.3% in 2002 to 7.5% in 2003.

ACCOUNTS RECEIVABLE

The accounts receivable balance increased in 2003 by 74% due to the 46% increase in revenues and a significant change in the mix of class of customer (doctors, hospitals, etc.) as a result of the increase in the spine and dental product revenues from year to year. The days sales outstanding has increased from 60 in 2002 to 71 in 2003.

INVENTORY

The inventory balance increased in 2003 by 21% or $2.0 million while the total revenues increased by 46%. This increase was primarily due to the weakening of the dollar against the euro as the result of a 17% weakening of the dollar. The higher inventory also reflects the meeting of contractual commitments in terms of safety stock with its two major marketing partners, Spine and Dental.

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

     INVENTORIES. Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods includes costs attributable to direct labor and overhead. Reserves for slow moving and obsolete inventories are provided based on historical experience, current product demand and the remaining shelf life. The adequacy of these reserves are evaluated quarterly.

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price. Delivery is to have occurred at the time of shipment. Customers are provided with a limited right of return. Revenue is recognized at shipment. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered.

     FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Euro in both 2003 and 2002. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, non-cash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $350,000 and $51,000 in 2003 and 2002, respectively. The exchange rates at September 30, 2003 and 2002 were Euro 0.86/U.S. Dollar and Euro 1.01/U.S. Dollar, respectively.

CONCENTRATION OF CREDIT RISK

The exposure to risk related to foreign currency exchange is limited primarily to intercompany transactions. The company currently does not utilize forward exchange contracts or any other type of hedging instruments.

The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. Two customers accounted for 30% of consolidated revenue in 2003 while one customer accounted for 22% of consolidated revenue in 2002. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 2003.



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003 and 2002 the Company had working capital of $15.8 million and $10.9 million, respectively, an increase of 45%. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed.

Net cash increased from a negative $677,000 used in operations in 2002 to $1,116,000 provided by operations in 2003, a significant turnaround of $1,793,000. This was primarily due to the increase in net income, from $901,000 in 2002 to $2,262,000 in 2003 and the improvement in the growth of inventory levels.

Net cash increased from a negative of $339,000 used in financing activities in 2002 to $769,000 provided by financing activities in 2003. This was primarily due to an increase in cash received from the exercise of stock options, from $317,000 in 2002 to $850,000 in 2003.

The Company's future minimum commitments and obligations under current operating leases for its offices and manufacturing facilities in the U.S. and Germany, as well as several leases related to office equipment and automobiles through 2007 total $1,741,000. The Company considers these commitments and obligations to be reasonable in order to maintain the current and future business requirements.

The Company maintains current working capital credit lines totaling 1.5 million euros (approximately $1.8 million) with three German banks and a $1.0 million credit line with a U.S. bank. At September 30, 2003 the Company had no borrowings against these lines. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications for its products worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations or cash flow.

CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the "Evaluation Date"). Based on that evaluation, the principal executive officer and principal financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures, established by the Company were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed,, summarized and reported on a timely basis in accordance with applicable rules and regulations. There have been no significant changes in internal controls or in other factors that could significantly effect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

------------------------------ ------- --------------------------------- ---------------------------

            NAME                 AGE           POSITIONS/OFFICES             PERIOD SERVED IN
            ----                 ---           -----------------             ----------------
                                                                              OFFICE/POSITION
                                                                              ---------------
------------------------------ ------- --------------------------------- ---------------------------
G. Russell Cleveland             65     Director                           1997 - present
------------------------------ ------- --------------------------------- ---------------------------

Robert C. Farone                 61     Director                           May 1999 - present
------------------------------ ------- --------------------------------- ---------------------------

Steven E. Hanson                 50     Director                           2003 - present
------------------------------ ------- --------------------------------- ---------------------------

J. Harold Helderman, MD          58     Director                           1997 - present
------------------------------ ------- --------------------------------- ---------------------------

------------------------------ ------- --------------------------------- ---------------------------
Manfred K. Kruger                57     Chief Executive Officer            December 1999 -
                                        President                          present
                                        Chief Operating Officer            July 1999 - present
                                        Director                           June 1997 - present

------------------------------ ------- --------------------------------- ---------------------------

George Lombardi                  60     Chief Financial Officer,           1998 - present
                                        Treasurer and Secretary

------------------------------ ------- --------------------------------- ---------------------------

Thomas W. Pauken                 59     Chairman of the Board              April 2000 - present
                                        Director                           January 1999 - present

------------------------------ ------- --------------------------------- ---------------------------
Carlton E. Turner, Ph.D.         63     Director                           2000 - present
------------------------------ ------- --------------------------------- ---------------------------

Roy D. Crowninshield, Ph.D.      55     Director                           2003 - present
------------------------------ ------- --------------------------------- ---------------------------

The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five years.

     Officers and Directors
     ----------------------

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

     ROBERT C. FARONE has been Vice President/General Manager of Samsonite Company Stores since June 2001. Samsonite Company Stores is a chain of 202 retail luggage stores. Mr. Farone had been President of Bag'n Baggage, Ltd. from June 1985 through February 2001. Bag'n Baggage is an 80-store retailer of luggage and leather goods operating in eight (8) states under the trade names Bag'n Baggage, Biagio, Houston Trunk Factory, Malm and Roberto's. Mr. Farone has also served as a director on the board of Caribbean Marine, Inc. from June 1985 to April 2001. From September 1985 to July 1986 he served as a director on the board of 50 Off Stores, and from August 1988 to September 1991 he served as Chairman of the Board. 50 Off Stores was a regional chain of deep discount stores specializing in ready to wear having 72 locations in five states.

     STEVEN E. HANSON has been President of Centerpulse Dental Inc. ("Dental") a subsidiary of Centerpulse USA Holding Co. ("Centerpulse") since 1992. Mr. Hanson joined Dental as a manager and has held various operational and management positions, including the current position as President of Dental, Vice President International, Sulzer Intermedics Inc. from 1987 to 1992 and Director International, Sulzer Intermedics Inc. from 1982 to 1987. Prior to joining Sulzer Intermedics, Mr. Hanson was Vice President, Sales and Marketing at American Pacemaker Corporation. Mr. Hansen is serving on the board as a representative of Centerpulse, a subsidiary of Zimmer Holdings, Inc. Mr. Hanson received a B.A. in Geology at Skidmore College and his MBA from Boston College.

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

     ROY D. CROWNINSHIELD, PH.D. is the Chief Scientific Officer of Zimmer Holdings, Inc. in Warsaw, Indiana. He received a Ph.D. in mechanical engineering from the University of Vermont. He has worked in the orthopaedic industry for over 20 years and has extensive experience in the research and development, manufacture, and clinical investigation of orthopaedic implants. He has authored more than 100 journal articles, book chapters, and published abstracts in orthopaedics and engineering. Prior to joining Zimmer, Inc. in 1983, he was a faculty member at the University of Iowa where he led many research projecs evaluating the function of total joint implants. Mr. Crowninshield is serving on the board as a representative of Zimmer Holdings, Inc.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934
     --------------------------------------------------------------------

     The Company believes that the reporting requirements, under Section 16(a) of the Exchange Act, for all its executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION.

     Compensation of Directors
     -------------------------

     The Company's outside Directors each receive a $6,000 annual retainer, $1,500 per in-person attendance at Board and Committee meetings, $500 per telephonic meetings, plus reimbursement of out-of-pocket expenses. The Chairman of the Board receives $1,000 per month for his services as Chairman.




     Compensation of Executive Officers
     ----------------------------------

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


                                                  SUMMARY COMPENSATION TABLE
---------------------- -------- -------------------------------------- ------------------------------------ ----------------

                                          Annual Compensation                Long Term Compensation

---------------------- -------- -------------------------------------- ------------------------------------ ----------------
                                                                                Awards            Payouts
---------------------- -------- ---------- ---------- ---------------- ------------------------- ---------- ----------------
                                                          Other        Restricted   Securities
 Name And Principal    Fiscal                             Annual         Stock      Underlying     LTIP        All Other
      Position          Year     Salary      Bonus     Compensation     Award(s)     Options     Payouts     Compensation
                                   ($)        ($)           ($)           ($)          (#)          ($)           ($)
                                                                                                                  (1)
---------------------- -------- ---------- ---------- ---------------- ----------- ------------- ---------- ----------------
Manfred K. Kruger
President, Chief        2003     352,500    179,700          0             0          37,500         0          76,900
Executive Officer &     2002     282,500     68,000          0             0          50,000         0          58,600
Chief Operating         2001     230,000     42,000          0             0          35,000         0          48,100
Officer

George Lombardi
Chief Financial         2003     160,125     67,500          0             0          20,000         0               0
Officer, Treasurer      2002     152,300     29,000          0             0               0         0               0
and Secretary           2001     150,000     10,000          0             0          15,000         0               0

---------------------- -------- ---------- ---------- ---------------- ----------- ------------- ---------- ----------------
Dr. Karl Koschatzky
Vice President of
R & D Worldwide         2003     107,600     32,400          0             0          45,000         0          28,800
                        2002      91,200     18,750          0             0          15,000         0          17,600
                        2001      83,000      4,300          0             0          10,000         0          14,400

---------------------- -------- ---------- ---------- ---------------- ----------- ------------- ---------- ----------------

(1) Includes pension and automobile leasing and other automobile related expenses.

     Employment Agreements
     ---------------------

     The Company has an employment agreement with Manfred Kruger, its President, Chief Executive Officer, Chief Operating Officer and Managing Director, International Operations. Pursuant to that agreement, the term of Mr. Kruger's employment with the Company commenced on June 16,1997. The agreement is for an indefinite period and shall terminate upon written notice by the Company, notice of his election to terminate, or the Company terminates his employment for cause. Minimum notice of termination by the Company, except for cause, is one year from the end of a calendar quarter. Mr. Kruger's annual base salary is currently Euros 338,591 (approximately $342,000). In addition, the employment agreement provides for an annual bonus in an amount up to 35% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board. In addition, Mr. Kruger has a "change of control" agreement whereby he is entitled to 12 months salary in the event he is terminated as the result of a change of control of the Company.

     The Company has a severance agreement with George Lombardi, its Chief Financial Officer, Treasurer and Secretary. Pursuant to that agreement, upon written notice of his termination at least six weeks before a calendar quarter, the Company will provide six months salary including medical benefits. Mr. Lombardi's annual base salary is currently $166,500. The Company also provides an annual bonus in an amount up to 30% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board. In addition, Mr. Lombardi has a "change of control" agreement whereby he is entitled to 12 months salary including medical benefits in the event he is terminated as the result of a change of control of the Company.

     Stock Option Plans
     ------------------

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

     The Board of Directors or the Compensation and Stock Option Committee is responsible for the administration of the 1996 Plan and determines the employees to which options will be granted, the period during which each option will be exercisable, the exercise price, the number of shares of the Common Stock covered by each option, and whether an option will be a non-qualified or an incentive stock option. The exercise price, however, for the purchase of shares subject to such an option, cannot be less than 100% of the fair market value of the Common Stock on the date the option is granted. The Stock Option Committee has no authority to administer or interpret the provisions of the 1996 Plan relating to the grant of options to outside Directors. The current members of the Compensation and Stock Option committee are Robert C. Farone, J. Harold Helderman and Steven E. Hanson.

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

     The 1996 Plan presently reserves 3,500,000 shares of the Company's Common Stock for issuance thereunder. As of September 30, 2003, options have been issued for 2,960,847 shares and 539,153 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

                                       OPTIONS GRANTED IN FISCAL YEAR 2003
                                               (Individual Grants)
------------------------- ------------------------ ------------------------ ------------- ------------------------

                           Number of Securities
                            Underlying Options        Percent of Total
                                  Granted            Options Granted To     Exercise or
                                    (#)                   Employees          Base Price         Expiration
         Name                                                                  ($/Sh)              Date
------------------------- ------------------------ ------------------------ ------------- ------------------------
Manfred K. Kruger                 37,500                    8.3%               $3.27           June 17, 2013
------------------------- ------------------------ ------------------------ ------------- ------------------------
George Lombardi                   10,000                    2.2%               $2.63         December 9, 2012
                                  10,000                    2.2%               $2.71           April 8, 2013

------------------------- ------------------------ ------------------------ ------------- ------------------------
Dr. Karl Koschatzky               15,000                    3.3%               $2.63         December 9, 2012
                                  15,000                    3.3%               $2.71           April 8, 2013
                                  15,000                    3.3%               $3.27           June 17, 2013
------------------------- ------------------------ ------------------------ ------------- ------------------------

     The following table sets forth the value of the unexercised options at September 30, 2003. No options were exercised during this fiscal year. The market price of the Company's common stock at September 30, 2003 was $5.10.

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION VALUES

------------------------------------ ----------------------------------- ------------------------------------
                                             Number of Unexercised               Value of Unexercised
                                                  Options at                    In-the-Money Options at
                 Name                         September 30, 2003                  September 30, 2003
------------------------------------ ----------------------------------- ------------------------------------
                                        Exercisable     Unexercisable        Exercisable      Unexercisable
------------------------------------ ------------------ ---------------- ------------------ -----------------
Manfred K. Kruger                         538,125           61,875          $ 1,021,206         $ 194,219
------------------------------------ ------------------ ---------------- ------------------ -----------------
George Lombardi                           199,250           18,750          $   367,455         $  51,300
------------------------------------ ------------------ ---------------- ------------------ -----------------
Dr. Karl Koschatzky                        76,668           50,000          $   118,879         $ 150,400
------------------------------------ ------------------ ---------------- ------------------ -----------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 2003, by (i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of November 30, 2003, there were approximately 15,667,110 shares of Common Stock issued and outstanding.


---------------------------------------------------------------------------------------------------------------

      NAME AND ADDRESS                                                 AMOUNT AND NATURE        PERCENTAGE
     OF BENEFICIAL OWNER                                           OF BENEFICIAL OWNER (1)(2)   OF CLASS (3)
---------------------------------------------------------------------------------------------------------------
Capital Partners II, Ltd. Liquidating Trust (5) (9)..............          3,624,926               23.14%
    5646 Milton Street
    Suite 900
    Dallas, TX 75206

SPV 1996 LP......................................................          1,896,794               12.11%
    101 Finsbury Pavement
    London, England
    EC2A 1EJ


Centerpulse USA Holding Co.     .................................          5,297,124               33.81%
    Subsidiary of Zimmer Holdings, Inc.
    345 East Main Street
    Warsaw, IN 46580

G. Russell Cleveland (4).........................................             97,300               *

Robert C. Farone (5).............................................            135,814               *

Steven E. Hanson (6).............................................              - 0 -               *

Dr. J. Harold Helderman (7)......................................            108,535               *

Dr. Karl Koschatsky (8)..........................................             76,918               *

Manfred K. Kruger (8)............................................            550,625                3.40%

George Lombardi (8)..............................................            201,750                1.27%

Thomas W. Pauken (9).............................................          3,952,966               24.99%

Carlton E. Turner (8)............................................             50,000               *

Roy D. Crowninshield (6).........................................              - 0 -               *

All directors and officers as a group (10 persons) (10)..........          10,471032               64.32%

-------------------
*    Less than 1%

1 In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
2 Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the common stock beneficially owned by them.
3 In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 2003 held by such individual or group.
4 Includes 80,000 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Cleveland is the President and majority shareholder of Renaissance Capital Group, Inc. His business address is 8080 N. Central Expressway, Suite 210-LB 59, Dallas, TX 75206.
5 Includes 80,000 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Farone is a Supervisory Trustee of Capital Partners II, Ltd. Liquidating Trust.

6 Messrs. Hanson and Crowninshield serve on the board as representatives of Zimmer Holdings, Inc. Each disclaim beneficial ownership of the shares owned by Centerpulse USA Holding Co., a subsidiary of Zimmer Holdings, Inc.
7 Includes 100,000 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
8 All of the shares of common stock beneficially owned by Messrs. Koschatzky, Kruger, Lombardi, and Turner are derivative securities issuable upon exercise of options exercisable within sixty (60) days.
9 Includes all of the shares of common stock beneficially owned by Capital Partners II, Ltd Liquidating Trust. Mr. Pauken is the Trustee of Capital Partners II, Ltd. Liquidating Trust and has voting rights to all of the shares owned by the Trust. Mr. Pauken separately has beneficial ownership in 328,040 shares of common stock. It also includes 150,000 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
10 Includes shares owned by Centerpulse USA Holding Co., a subsidiary of Zimmer Holdings, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has an exclusive license and distribution agreement with Spine, a wholly owned subsidiary of Zimmer Holdings, Inc., whereby Spine has been granted the right to act as the Company's exclusive distributor of bone tissue for spinal applications in the United States. During the period from October 1, 2002 to April 30, 2003, the Company paid to Spine commissions of approximately $2.9 million on revenues of approximately $6.0 million. Commencing in May 2003, product is being sold and billed directly to Spine and spine revenues billed directly to the customer for the period of May 1, 2003 through September 30, 2003 amounted to approximately $4.8 million.

     The Company has also engaged Dental to act as an exclusive distributor for the Company's bone tissue for dental applications in the United States and certain international markets. For the year ended September 30, 2003, Dental was paid commissions aggregating approximately $1.7 million on revenues of approximately $3.4 million.

     Centerpulse, a wholly owned subsidiary of Zimmer Holdings, Inc. is the owner of approximately 33.8% of the Company's outstanding shares of Common Stock and has representation on the Company's board of directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Index to Exhibits
     -----------------
     3.2      Articles of Incorporation of Registrant.**
     3.3      Articles of Amendment to Articles of Incorporation
                 Establishing Series A Preferred Stock.*

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

(b) Reports on 8-K
    --------------

              Reference is made to the Company's Form 8-K reports, dated November 3, 2003 and December 16, 2003, responding to Item 13.

                                   SIGNATURES

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date December 16, 2003

                                              TUTOGEN MEDICAL, INC.


                                              /s/ Manfred K. Kruger
                                              ---------------------
                                              Manfred K. Kruger
                                              President, Chief Executive Officer
                                              and Chief Operating Officer


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


Signature                                  Title                   Date


 /s/ G. Russell Cleveland                 Director           December 16, 2003
----------------------------------
G. Russell Cleveland


/s/ Robert C. Farone                      Director           December 16, 2003
----------------------------------
Robert C. Farone


 /s/ Steven E. Hanson                     Director           December 16, 2003
----------------------------------
Steven E. Hanson


 /s/ J. Harold Helderman                  Director           December 16, 2003
----------------------------------
Dr. J. Harold Helderman


/s/ Manfred K. Kruger                     Director           December 16, 2003
----------------------------------
Manfred K. Kruger

/s/ Thomas W. Pauken                      Director           December 16, 2003
----------------------------------
Thomas W. Pauken

/s/ Carlton E. Turner                     Director           December 16, 2003
----------------------------------
Carlton E. Turner

/s/ Roy D. Crowninshield                  Director           December 16, 2003
----------------------------------
Roy D. Crowninshield

TUTOGEN  MEDICAL,.INC. AND
SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

CONSOLIDATED FINANCIAL STATEMENTS
Years Ended September 30, 2003 and 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
West Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and Subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

December 1, 2003
New York, New York


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------

                                                                            2003           2002
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $   5,049     $   3,083
  Accounts receivable, net of allowance for doubtful
   accounts of $429 in 2003 and $182 in 2002                                 5,526         3,175
  Inventories - net                                                         11,992         9,950
  Deferred income taxes                                                        709           221
  Other current assets                                                       1,098           373
                                                                         ---------     ---------

           Total current assets                                             24,374        16,802

PROPERTY, PLANT AND EQUIPMENT - Net                                          4,842         4,119

DEFERRED INCOME TAXES                                                        1,187         2,827
                                                                         ---------     ---------

TOTAL ASSETS                                                             $  30,403     $  23,748
                                                                         =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                            $   7,438     $   3,982
  Accrued commissions                                                          445         1,390
  Current portion of deferred distribution fees                                617           501
  Current portion of long-term debt                                             91            73
                                                                         ---------     ---------

           Total current liabilities                                         8,591         5,946

OTHER LIABILITIES:
  Deferred distribution fees                                                 3,038         3,181
  Long-term debt                                                               728           693

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                        18,046        13,928
                                                                         ---------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  30,403     $  23,748
                                                                         =========     =========

See notes to consolidated financial statements.




TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTSOF OPERATIONS AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2003 AND 2002
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------

                                                                       2003            2002
REVENUE                                                             $     30,260   $     20,747

COST OF REVENUE                                                           11,640          8,434
                                                                    ------------   ------------

           Gross margin                                                   18,620         12,313
                                                                    ------------   ------------

OPERATING EXPENSES:
  General and administrative                                               4,405          3,287
  Distribution and marketing                                               8,732          6,294
  Research and development                                                   799            886
  Litigation contingency                                                     657             46
  Depreciation and amortization                                              207            134
                                                                    ------------   ------------

           Total operating expenses                                       14,800         10,647
                                                                    ------------   ------------

OPERATING INCOME                                                           3,820          1,666

OTHER (EXPENSE) INCOME                                                      (368)            75

INTEREST EXPENSE                                                             (53)           (62)
                                                                    ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                   3,399          1,679

PROVISION FOR INCOME TAXES                                                 1,137            778
                                                                    ------------   ------------

NET INCOME                                                                 2,262            901

COMPREHENSIVE INCOME:
  Foreign currency translation adjustments                                 1,006            253
                                                                    ------------   ------------

COMPREHENSIVE INCOME                                                $      3,268   $      1,154
                                                                    ============   ============

AVERAGE SHARES OUTSTANDING FOR BASIC
  EARNINGS PER SHARE                                                  15,495,148     15,114,412
                                                                    ============   ============


BASIC EARNINGS PER SHARE:                                           $       0.15   $       0.06
                                                                    ============   ============

AVERAGE SHARES OUTSTANDING FOR DILUTED
  EARNINGS PER SHARE                                                  16,095,448     15,959,975
                                                                    ============   ============

DILUTED EARNINGS PER SHARE:                                         $       0.14   $       0.06
                                                                    ============   ============

See notes to consolidated financial statements.

                                               F-3


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003 AND 2002
(In Thousands)
--------------------------------------------------------------------------------------------------------

                                                                                2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    2,262      $     901
  Adjustments to reconcile net income  to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                                   611            414
    Reserve for bad debts                                                           250             15
    Reserve for obsolescence                                                      1,185            740
    Deferred income taxes                                                         1,152            135
    Changes in assets and liabilities:
      Accounts receivable                                                        (2,388)        (1,601)
      Inventories                                                                (2,545)        (4,941)
      Other current assets                                                         (637)           935
      Accounts payable and accrued expenses                                       2,750          1,128
      Accrued commissions                                                          (945)           951
      Deferred distribution fees                                                   (579)           646
                                                                             ----------      ---------

           Net cash provided by (used in) operating activities                    1,116           (677)
                                                                             ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                               (690)          (354)
                                                                             ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                          850            317
  Proceeds from revolving credit arrangements                                       343             39
  Repayment of revolving credit arrangements                                       (343)          (628)
  Repayment of long-term debt                                                       (81)           (67)
                                                                             ----------      ---------

           Net cash provided by (used in) financing activities                      769           (339)
                                                                             ----------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             771            101
                                                                             ----------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,966         (1,269)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      3,083          4,352
                                                                             ----------      ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $    5,049      $   3,083
                                                                             ==========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE -
  Interest paid                                                              $       53      $      62
                                                                             ==========      =========


See notes to consolidated financial statements.


                                                     F-4


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2003 AND 2002
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------

                                                                         ACCUMULATED                                  COMMON
                                              COMMON      ADDITIONAL        OTHER                                     SHARES
                                               STOCK       PAID-IN      COMPREHENSIVE    ACCUMULATED                ISSUED AND
                                             ($.01 PAR)    CAPITAL    INCOME (LOSS) (1)    DEFICIT        TOTAL    OUTSTANDING
BALANCE, OCTOBER 1, 2001                        $ 150      $ 34,820        $(1,178)       $(21,335)     $ 12,457    14,931,360

  Stock issued on exercise of options               2           315              -               -           317       226,750
  Net income                                        -             -              -             901           901             -
  Foreign currency translation adjustment           -             -            253               -           253             -
                                                -----      --------        -------        --------      --------    ----------

BALANCE, SEPTEMBER 30, 2002                       152        35,135          (925)         (20,434)       13,928    15,158,110

  Stock issued on exercise of options               5           845              -               -           850       509,000
  Net income                                        -             -              -           2,262         2,262             -
  Foreign currency translation adjustment           -             -          1,006               -         1,006             -
                                                -----      --------        -------        --------      --------    ----------

BALANCE, SEPTEMBER 30, 2003                     $ 157      $ 35,980        $    81        $(18,172)     $ 18,046    15,667,110
                                                =====      ========        =======        ========      ========    ==========


(1)  Represents foreign currency translation adjustments.


See notes to consolidated financial statements.


                                                                F-5

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003 AND 2002
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

1.   OPERATIONS AND ORGANIZATION

     Tutogen Medical, Inc. with its consolidated subsidiaries (the "Company") processes, manufactures and distributes worldwide, specialty surgical products and performs tissue processing services for neuro, orthopedic, reconstructive and general surgical applications. The Company's core business is processing human donor tissue, utilizing its patented Tutoplast(R) process, for distribution to hospitals and surgeons. The Company processes at its two manufacturing facilities in Germany and the United States and distributes its products and services to over 30 countries worldwide.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies of the Company are presented below.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

     FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's German subsidiary is the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, noncash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $350 in 2003 and $51 in 2002. The exchange rates at September 30, 2003 and 2002 were Euro 0.86/U.S. Dollar and Euro 1.01/U.S. Dollar, respectively.

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

     REVENUE AND COST OF REVENUE - Revenue includes amounts from surgical products and related services and distribution fees from strategic partnerships. Cost of revenue includes depreciation of $404 and $280 for the years ended September 30, 2003 and 2002, respectively. Revenue from surgical products and related services is recognized upon the shipment of the processed tissues and when services are performed. The Company's terms of sale are FOB shipping point. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered over the periods.

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

     TOTAL COMPREHENSIVE INCOME - The Company follows Statement of Financial Accounting Standard ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME
     (LOSS). Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders, and for the Company, includes net income and cumulative translation adjustments.

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

     STOCK-BASED COMPENSATION - SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Corporations are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has continued to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has disclosed the required pro forma effect on net income.

     NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 supercedes APB Opinion No. 17, INTANGIBLE ASSETS. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The Company plans to adopt the provisions of SFAS No. 141 for any business combination that is initiated after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 in the first fiscal quarter of fiscal 2003. The adoption of SFAS No. 142 did not have a material impact on its results of operations or financial position.

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

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS 4, 44 AND 64, AMENDMENT OF FASB STATEMENT 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing October 1, 2002, the Company will classify debt extinguishment costs within income from operations and will reclassify previously reported debt extinguishments as such. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN AS RESTRUCTURING). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 was effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on its financial position or results of operations.

     On December 31, 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included as herein.

     The following table reconciles net income and basic and diluted earnings pre share (EPS), as reported, to pro-forma net income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                              2003       2002
                                                              ----       ----

      Net Income, as reported:                               $2,262      $901
      Pro-forma expense as if stock options were
         charged against net income                             104       244
                                                             ------      ----
      Pro-forma net income using the fair value method       $2,158      $657
                                                             ======      ====
      Basic EPS:
      As reported                                             $0.15     $0.06
      Pro forma using the fair value method                   $0.14     $0.04

      Diluted EPS:
      As reported                                             $0.14     $0.06
      Pro forma using the fair value method                   $0.13     $0.04

     In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process and is effective for contracts entered into or modified after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company believes that the adoption of SFAS No. 149 will not have an impact on the results of operations or financial position.

     In June 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY to improve the accuracy of securities issuers' accounting for such financial instruments. For earlier transactions, the provisions of SFAS No. 150 take effect at the start of the first interim period beginning after December 15, 2003. The Company believes that the adoption of SFAS No. 150 will not have a material impact on the results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The interpretation also requires enhanced and additional disclosures of guarantees in financial statements ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third-parties; accordingly, this interpretation does not effect the disclosures included herein.

     In January 2003, the FASB issued FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB 51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of September 30, 2003.

     EMPLOYEE SAVINGS PLAN - The Company maintains the Tutogen Medical, Inc. 401(k) Plan (the "Plan") for which all of the United States Employees are eligible. The Plan requires the attainment of the age of 21 and a minimum of six months of employment to become a participant. Participants may contribute up to the maximum dollar limit set by the Internal Revenue Service. The expenses incurred for the Plan were $55 and $26 in 2003 and 2002, respectively.

     RECLASSIFICATION - Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

3.   CONCENTRATION OF CREDIT RISK

     The exposure to risk related to foreign currency exchange rate changes is limited primarily to intercompany transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

     The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. Two customers accounted for 17% and 13%, respectively, of consolidated revenue in 2003 and one customer accounted for 22% of consolidated revenue in 2002. The 17% and 13% customers had accounts receivable balances at September 30, 2003 of $3,101 and $214, respectively. There are no other customers accounting for greater than 10% of consolidated revenue in 2003 and 2002. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 2003.

4.   INVENTORIES

     Major classes of inventory at September 30, 2003 and 2002 were as follows:[OBJECT OMITTED]

                                                          2003         2002

     Raw materials                                      $  2,439     $  1,868
     Work in process                                       3,316        3,209
     Finished goods                                        9,335        6,630
                                                        --------     --------

                                                          15,090       11,707

     Less reserves for obsolescence                        3,098        1,757
                                                        --------     --------

                                                        $ 11,992     $  9,950
                                                        ========     ========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, 2003 and 2002 consisted of the following:

                                                          2003         2002

     Land                                               $    480     $    406
     Buildings and improvements                            3,306        2,964
     Machinery and equipment                               1,583        1,194
     Office furniture and equipment                        2,446        1,852
                                                        --------     --------

                                                           7,815        6,416

     Less accumulated depreciation and amortization       (2,973)      (2,297)
                                                        --------     --------

                                                        $  4,842     $  4,119
                                                        ========     ========

     The depreciation expense for the years ended September 30, 2003 and 2002 was approximately $611 and $414, respectively.

6.   REVOLVING CREDIT ARRANGEMENTS

     Under the terms of revolving credit facilities with three German banks, all of which expire by September 30, 2004, the Company may borrow up to Euros
     1.5 million or approximately $1.8 million for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 9.15% to 10.5%. At September 30, 2003 and 2002, the Company had no borrowings under the revolving credit agreements.

     The Company has a revolving credit facility in the U.S. for up to $1.0 million, expiring on February 1, 2004. At September 2003 and 2002, the Company had no borrowings under this credit facility. The U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility.

7.   LONG-TERM DEBT

     Long-term debt at September 30, 2003 and 2002 consisted of the following:

                                                            2003      2002

     Senior debt, 5.75% interest until March 30, 2008
       when terms are renegotiable, due 2008               $ 819    $ 766

     Less current portion                                    (91)     (73)
                                                           -----    -----

                                                           $ 728    $ 693
                                                           =====    =====

     Aggregate maturities of long-term debt are $91 in 2004; $97 in 2005; $101 in 2006; $108 in 2007; and $422 in 2008.

     The Senior debt and one of the revolving credit facilities are with a German bank and are secured by a mortgage on the Company's German facility. The Senior debt is repayable in monthly installments through 2008. The debt has been incurred by the Company's German subsidiary but is guaranteed by the parent company.

8.   SHAREHOLDERS' EQUITY

     STOCK - The authorized stock of the Company consists of 30,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

     PREFERRED SHARE PURCHASE RIGHT - On July 17, 2002, the Board of Directors of the Company declared a dividend distribution of one Preferred Share Purchase Right for each outstanding share of its common stock of record on July 31, 2002. The rights, which expire on July 30, 2012, are designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. Each right will entitle its holder to purchase, at the right's then current exercise price, a number of the Company's common shares having a market value of twice such price.

     STOCK OPTIONS - The Company maintains a 1996 Stock Option Plan (the "Plan") (3,500,000 shares authorized) under which incentive and nonqualified options have been granted to employees, directors and certain key affiliates. Under the Plan, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant.

     Changes in outstanding options for the Plan were as follows:

                                                                      WEIGHTED
                                                           NUMBER OF   AVERAGE
                                                            COMMON    EXERCISE
                                                            SHARES     PRICE

       Outstanding October 1, 2001                         2,247,068   $ 2.18

        Granted                                              349,000     3.67
        Canceled                                            (151,650)    2.82
        Exercised                                           (226,750)    1.40
                                                          ----------

       Outstanding September 30, 2002                      2,217,668     2.44

        Granted                                              452,500     2.91
        Canceled                                            (204,800)    3.33
        Exercised                                           (209,000)    1.81
                                                          ----------   ------

       Outstanding September 30, 2003                      2,256,368   $ 2.52
                                                          ==========   ======

     The following table provides information about stock options outstanding at September 30, 2003:

                                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                  ----------------------------------------  -----------------------------
                                                     WEIGHTED
                                                      AVERAGE
                                                     REMAINING   WEIGHTED                      WEIGHTED-
                                       NUMBER       CONTRACTUAL   AVERAGE         NUMBER       AVERAGE
       RANGE OF                     OUTSTANDING        LIFE      EXERCISE       EXERCISABLE    EXERCISE
       EXERCISE PRICE              AS OF 9/30/03    (IN YEARS)     PRICE      ASOF 9/30/03      PRICE
       --------------
       $0.94 to $1.38                  486,600          3.4       $ 1.04          462,950       $ 1.04
       $1.50 to $2.22                  601,568          4.5         1.70          601,568         1.70
       $2.31 to $3.19                  699,500          6.2         2.83          325,875         2.80
       $3.75 to $11.00                 468,700          5.0         4.64          349,375         4.74
                                    ----------         ----       ------       ----------       ------

       $0.94 to $11.00               2,256,368          4.9       $ 2.52        1,739,768       $ 2.34
                                    ==========         ====       ======       ==========       ======

     The following table provides information about stock options outstanding at September 30, 2002:

                                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                  ----------------------------------------  -----------------------------
                                                     WEIGHTED
                                                      AVERAGE
                                                     REMAINING   WEIGHTED                      WEIGHTED-
                                       NUMBER       CONTRACTUAL   AVERAGE         NUMBER       AVERAGE
       RANGE OF                     OUTSTANDING        LIFE      EXERCISE       EXERCISABLE    EXERCISE
       EXERCISE PRICE              AS OF 9/30/03    (IN YEARS)     PRICE      ASOF 9/30/03      PRICE
       --------------
       $0.94 to $1.38                  527,600          4.9       $ 1.05          425,300       $ 1.08
       $1.50 to $2.22                  771,568          4.4         1.76          747,318         1.76
       $2.31 to $3.44                  397,000          6.4         2.85          225,500         2.93
       $4.00 to $7.81                  521,500          6.0         4.56          276,325         4.85
                                    ----------         ----       ------       ----------       ------

       $0.94 to $7.81                2,217,668          5.2       $ 2.44        1,674,443       $ 2.26
                                    ==========         ====       ======       ==========       ======

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 10%, a risk-free interest rate range of 2.26% to 3.12% and an expected life of four years. A dividend yield of zero has been assumed. The weighted average fair value of options granted during the years ended September 30, 2003 and 2002 was $2.91 and $3.67, respectively.

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

     A summary of the operations and assets by segment as of and for the years ended September 30, 2003 and 2002 are as follows:


       2003                                         INTERNATIONAL      UNITED STATES     CONSOLIDATED
       Gross revenue                                   $ 18,079           $ 21,168         $ 39,247
       Less - intercompany                               (8,987)                 -           (8,987)
                                                       --------           --------         --------

       Total revenue - third party                     $  9,092           $ 21,168         $ 30,260
                                                       ========           ========         ========

       Depreciation and amortization                   $    376           $    235         $    611
                                                       ========           ========         ========

       Interest expense                                $     47           $      6         $     53
                                                       ========           ========         ========

       Net income                                      $  2,144           $    118         $  2,262
                                                       ========           ========         ========

       Capital expenditures                            $    470           $    220         $    690
                                                       ========           ========         ========

       Total assets                                    $ 10,983           $ 32,617         $ 43,600
       Less intercompany advances                             -            (13,197)         (13,197)
                                                       --------           --------         --------

       Net assets                                      $ 10,983           $ 19,420         $ 30,403
                                                       ========           ========         ========

       2002                                         INTERNATIONAL      UNITED STATES     CONSOLIDATED

       Gross revenue                                   $ 13,122           $ 13,716         $ 26,838
       Less - intercompany                               (6,091)                 -           (6,091)
                                                       --------           --------         --------

       Total revenue - third party                     $  7,031           $ 13,716         $ 20,747
                                                       ========           ========         ========

       Depreciation and amortization                   $    182           $    232         $    414
                                                       ========           ========         ========

       Interest expense                                $     57           $      5         $     62
                                                       ========           ========         ========

       Net income (loss)                               $  1,102           $   (201)        $    901
                                                       ========           ========         ========

       Capital expenditures                            $    148           $    206          $   354
                                                       ========           ========         ========

       Total assets                                    $ 14,485           $ 29,886         $ 44,371
       Less intercompany advances                             -            (20,623)         (20,623)
                                                       --------           --------         --------

       Net assets                                      $ 14,485           $  9,263         $ 23,748
                                                       ========           ========         ========

     Total International long-lived assets of $4,247 and $3,508 for the years ended September 30, 2003 and 2002, respectively are located in Germany.

10.  INCOME TAXES

     The provision for income taxes for the years ended September 30, 2003 and 2002 are summarized as follows:

                                                         2003          2002

       Current:
         Federal                                       $   (15)      $     -
         State                                               -             -
         Foreign                                             -           643
                                                       -------       -------
                                                           (15)          643
                                                       -------       -------

       Deferred:
         Federal                                           171           (93)
         State                                              36           (14)
         Foreign                                         1,152           778
                                                       -------       -------
                                                         1,359           671
                                                       -------       -------
       Valuation allowance                                (207)         (536)
                                                       -------       -------
       Provision for income taxes                      $ 1,137       $   778
                                                       =======       =======

The differences between the U.S. statutory rates and those in the consolidated financial statements of operations and comprehensive income are primarily due to the foreign entity being taxed at a lower rate and certain nondeductible items, as follows.

                                                         2003          2002

       Income tax at federal statutory rate (35%)      $ 1,190       $   592
       Valuation allowance                                 207            64
       Foreign tax differential                           (221)          120
       Other                                               (39)            2
                                                       -------       -------

       Total                                           $ 1,137       $   778
                                                       =======       =======

     The tax effect of the temporary differences that give rise to the Company's net deferred taxes as of September 30, 2003 and 2002 are as follows:

                                                         2003          2002
       Assets
         Deferred tax assets:
           Valuation allowance
             Current:
               Bad debt reserve                        $   121       $    54
               Inventory reserve                           283           167
                                                       -------       -------

                  Subtotal                                 404           221
                                                       -------       -------

         Noncurrent:
           Net operating loss & credits                  5,025         6,114
                                                       -------       -------

         Net deferred tax asset                          5,429         6,335
                                                       -------       -------

       Liability
         Deferred tax liability:
           Noncurrent:
             Fixed assets                                 (166)         (152)
             Deferred revenue                              (59)          (34)
                                                       -------       -------
                  Subtotal                                (225)         (186)

             Valuation allowance                        (3,308)       (3,101)
                                                       -------       -------

       Net deferred tax asset                          $ 1,896       $ 3,048
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

     The Company has approximately $8,000 of federal net operating loss carryforwards expiring beginning in 2013, a $21 AMT credit carryforward, and a $15 credit on research and development that will expire in 2013 if unused. The Company also has state net operating loss carryforwards of approximately $9,200 that will begin to expire in 2004.

     The Company has a corporate net operating loss carryforward for German income tax purposes of approximately $9,700 (8,300 Euros), and a trade net operation loss carryforward for German income tax purposes of approximately $7,500 (6,400 Euros), which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. As of September 30, 2002, the Company eliminated the full valuation allowance on its International operations based upon future taxable income projections. As of September 30, 2003, the Company continues to record the existing valuation allowance on its U.S. operations.

11.  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended September 30, 2003 and 2002:

                                                           2003                                 2002
                                             -----------------------------------  -----------------------------------
                                                NET                   PER SHARE      NET                   PER SHARE
                                               INCOME      SHARES       AMOUNT      INCOME      SHARES       AMOUNT
       Basic earnings per share               $ 2,262    15,495,148    $  0.15      $   901    15,114,412    $  0.06

       Effect of dilutive secured:
         Stock options                              -       600,300      (0.01)           -       845,563          -
                                              -------   -----------    -------      -------   -----------    -------

       Diluted earnings
         per share                            $ 2,262    16,095,448    $  0.14      $   901    15,959,975    $  0.06
                                              =======   ===========    =======      =======   ===========    =======

       (In thousands, except share and per share amount data)

12.  COMMITMENTS AND CONTINGENCIES

     The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $759 and $610 per year for the years ended September 30, 2003 and 2002, respectively. Future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2003 are as follows:

       2004                                                      $   976
       2005                                                          557
       2006                                                          153
       2007                                                           55
                                                                 -------

                                                                 $ 1,741
                                                                 =======

     The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition or results of operations.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     2003 QUARTER ENDED
                                                   DECEMBER 31,   MARCH 31,      JUNE 30,   SEPTEMBER 30,
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
       Revenues                                      $ 6,574       $ 6,743       $ 8,933      $ 8,010
       Gross margin                                    3,728         4,223         5,312        5,357
       Operating expenses                              3,560         3,893         3,882        3,465
       Operating income                                  168           330         1,430        1,892
       Net income                                        131           135           818        1,178
       Earnings per share
         Basic                                        $ 0.01        $ 0.01        $ 0.05       $ 0.08
         Diluted                                      $ 0.01        $ 0.01        $ 0.05       $ 0.07


                                                                     2002 QUARTER ENDED
                                                   DECEMBER 31,   MARCH 31,      JUNE 30,   SEPTEMBER 30,
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

       Revenues                                      $ 5,012       $ 5,332       $ 5,400      $ 5,003
       Gross margin                                    2,210         2,893         3,218        3,992
       Operating expenses                              2,059         2,597         2,881        3,064
       Operating income                                  151           296           337          928
       Net income                                        125           230           212          334
       Earnings per share
         Basic                                        $ 0.01        $ 0.02        $ 0.01       $ 0.02
         Diluted                                      $ 0.01        $ 0.01        $ 0.01       $ 0.02

14.  LITIGATION CONTINGENCY

     The Company received a judgment in Germany as the result of a dispute between the Company and a former international distributor in the amount of $703. A provision of $657 and $46 was made in 2003 and 2002, respectively. The judgment is in the process of being appealed.

15.  SUBSEQUENT EVENT

     In November 2003, the Company entered into a non-binding letter agreement with an unaffiliated private equity firm proposing to acquire all of the outstanding shares of common stock of Tutogen for $6.00 per share in cash. The proposal is subject to a due diligence review and execution of definitive transaction documents.


                                     ******

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10KSB of Tutogen Medical, Inc. (the "Company") for the year ended September 30, 2003 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 16, 2003

                                                  TUTOGEN MEDICAL, INC.


                                                  /s/ George Lombardi
                                                  -------------------
                                                  George Lombardi
                                                  Chief Financial Officer,
                                                  Treasurer and Secretary

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


 In connection with the Annual Report on Form 10KSB of Tutogen Medical, Inc. (the "Company") for the year ended September 30, 2003 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Manfred Krueger, as the Chief Executive Officer, President and Chief Operating Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (2) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 16, 2003

                                              TUTOGEN MEDICAL, INC.


                                              /s/ Manfred Krueger
                                              -------------------
                                              Manfred Krueger
                                              Chief Executive Officer, President
                                              and Chief Operating Officer

CERTIFICATION

I George Lombardi certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Tutogen Medical, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls.

CERTIFICATION                                                             Page 2
-------------

6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 16, 2003

BY:
Name:    /s/ George Lombardi

Title:   Chief Financial Officer,
         Treasurer and Secretary

CERTIFICATION

I Manfred Krueger certify that:

1.   I have reviewed this Annual Report on Form 10-KSB of Tutogen Medical, Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements and other financial information included in the Annual Report fairly present in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls.

CERTIFICATION                                                             Page 2
-------------

6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 16, 2003

BY:
Name:    /s/ Manfred Krueger

Title:   CEO, President and Chief Operating Officer