Form 10QSB
period 2003-12-31
TUTOGEN MEDICAL INC
filed 2004-02-13
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

XX   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934.

For the period ended December 31, 2003.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934.

For the transition period from _____ to _____.



COMMISSION FILE NUMBER:                                                  0-16128

                              TUTOGEN MEDICAL, INC.
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-3100165
(State or other Jurisdiction of                                  (I.R.S.Employer
Incorporation or Organization)                               Identification No.)


1130 MCBRIDE AVENUE, WEST PATERSON, NEW JERSEY                             07424
(Address of Principal Executive Offices)                              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (973) 785-0004


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

As of January 31, 2004 there were outstanding 15,690,210 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.


                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----



PART I.                  Financial Information.                               Page No.

            ITEM 1.      Financial Statements.

                         Consolidated Balance Sheets - December 31, 2003          1
                         (unaudited) and September 30, 2003.

                         Consolidated Statements of Operations for the            2
                         three months ended December 31, 2003 and
                         2002(unaudited).

                         Consolidated Statements of Cash Flows for the            3
                         three months ended December 31, 2003 and
                         2002(unaudited).

                         Notes to Consolidated Financial Statements               4
                         (unaudited).
            ITEM 2.      Management's Discussion and Analysis of Financial        9
                         Condition and Results of Operations.

            ITEM 4.      Controls and Procedures                                 13

PART II.                 Other Information.

            ITEM 6.      Reports on Form 8-K                                     14

SIGNATURES                                                                       15


                                  PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                              TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)


                                                            (UNAUDITED)
                                                            DECEMBER 31,         SEPTEMBER 30,
                                                               2003                   2003
                                                         -----------------     -----------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                             $         5,631       $         5,049
    Accounts receivable - net                                       4,777                 5,526
    Inventories - net                                              13,132                11,992
    Deferred income taxes                                             755                   709
    Other current assets                                              649                 1,098
                                                         -----------------     -----------------
                                                                   24,944                24,374

PROPERTY, PLANT AND EQUIPMENT, NET                                  5,180                 4,842

DEFERRED INCOME TAXES                                               1,101                 1,187
                                                         -----------------     -----------------

TOTAL ASSETS                                              $        31,225       $        30,403
                                                         =================     =================



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other accrued expenses           $         7,315       $         7,438
    Accrued commissions                                               473                   445
    Current portion of deferred distribution fees                     659                   617
    Current portion of long-term debt                                  99                    91
                                                         -----------------     -----------------
                                                                    8,546                 8,591

OTHER LIABILITIES
    Deferred distribution fees                                      3,091                 3,038
    Long-term debt                                                    768                   728

SHAREHOLDERS' EQUITY                                               18,820                18,046
                                                         -----------------     -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $        31,225       $        30,403
                                                         =================     =================

See accompanying Notes to Consolidated Financial Statements.


                              TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS EXCEPT PER SHARE DATA)
                                           (UNAUDITED)


                                                               THREE MONTHS ENDED DECEMBER 31,
                                                                 2003                  2002
                                                                 ----                  ----

REVENUE                                                     $         7,485       $         6,574

COST OF REVENUE                                                       2,989                 2,846
                                                           -----------------     -----------------

             Gross margin                                             4,496                 3,728

OPERATING EXPENSES
         General and administrative                                   1,158                   929
         Distribution and marketing                                   2,070                 2,342
         Research and development                                       339                   248
         Depreciation and amortization                                   71                    41
                                                           -----------------     -----------------
                                                                      3,638                 3,560

OPERATING INCOME                                                        858                   168

OTHER EXPENSE                                                           (19)                  (25)

INTEREST EXPENSE                                                        (14)                  (13)
                                                           -----------------     -----------------
                                                                        (33)                  (38)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)                              825                   130

Income tax expense (benefit)                                            243                    (1)
                                                           -----------------     -----------------

NET INCOME                                                  $           582       $           131
                                                           =================     =================


AVERAGE SHARES OUTSTANDING FOR BASIC
     EARNINGS PER SHARE                                          15,667,195            15,158,110
                                                           =================     =================

BASIC EARNINGS PER SHARE                                    $          0.04       $          0.01
                                                           =================     =================


AVERAGE SHARES OUTSTANDING FOR DILUTED
     EARNINGS PER SHARE                                          16,682,431            15,884,927
                                                           =================     =================

DILUTED EARNINGS PER SHARE                                  $          0.04       $          0.01
                                                           =================     =================

See accompanying Notes to Consolidated Financial Statements


                                             TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)


                                                                                           THREE MONTHS ENDED DECEMBER 31,
                                                                                             2003                  2002
                                                                                             ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $           582       $           131
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                                     189                   141
  Deferred distribution fees revenue                                                               (157)                 (135)
  Deferred income taxes                                                                              41                    (1)
  Changes in assets and liabilities:
     Accounts receivable                                                                          1,009                  (911)
     Inventories                                                                                   (909)                 (202)
     Other current assets                                                                           500                  (153)
     Accounts payable and other accrued expenses                                                   (558)                  620
     Accrued commissions                                                                             28                    98
                                                                                       -----------------     -----------------
        Net cash provided by (used in) operating activities                                         725                  (412)


CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                                                              (194)                 (109)
                                                                                       -----------------     -----------------
                                                                                                   (194)                 (109)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                                          2                     -
    Repayment of long-term debt                                                                     (15)                  (11)
                                                                                       -----------------     -----------------
         Net cash used in financing activities                                                      (13)                  (11)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                              64                   (53)
                                                                                       -----------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                582                  (585)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  5,049                 3,083
                                                                                       -----------------     -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $         5,631       $         2,498
                                                                                       =================     =================

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                                     $            14       $            13
                                                                                       =================     =================

See accompanying Notes to Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements of the Company and the unaudited results of operations and cash flows for the three months ended December 31, 2003 and 2002 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2004. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2003.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN AS RESTRUCTURING). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 was effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on its financial position or results of operations.

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

                                                 Three Months Ended December 31,
                                                   2003                 2002
                                                   ----                 ----

     Net Income, as reported:                       $582                  $131

     Pro-forma expense as if stock options
        were charged against net income               16                    15
                                                    ----                  ----

     Pro-forma net income using the fair
        value method                                $566                  $116
                                                    ====                  ====

     Basic EPS:
     As reported                                   $0.04                 $0.01
     Pro forma using the fair value method         $0.04                 $0.01

     Diluted EPS:
     As reported                                   $0.04                 $0.01
     Pro forma using the fair value method         $0.03                 $0.01


     In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process and is effective for contracts entered into or modified after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the results of operations or financial position.

     In June 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY to improve the accuracy of securities issuers' accounting for such financial instruments. For earlier transactions, the provisions of SFAS No. 150 take effect at the start of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or financial position.

     In January 2003, the FASB issued FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB 51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of December 31, 2003.

(3)  INVENTORIES

     Major classes of inventory at December 31, 2003 and September 30, 2003 were as follows:

                                                  December 31,    September 30,
                                                      2003            2003
                                                      ----            ----

     Raw materials                                 $   2,623        $   2,439
     Work in process                                   3,230            3,316
     Finished goods                                   10,724            9,335
                                                   ---------        ---------
                                                      16,577           15,090
     Less reserves for obsolescence                    3,445            3,098
                                                       -----        ---------

                                                   $  13,132        $  11,992
                                                   =========        =========

(4)  INCOME TAXES

     The Company has incurred net operating losses through December 31, 2003 of approximately $16 million, generated from its U.S. and German operations of $8 million and $8 million, respectively. These net operating losses are the primary component of the Company's net deferred tax asset of $2.0 million as of December 31, 2003, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135,000 of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of December 31, 2003 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections.

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

A summary of the operations and assets by segment as of and for the three months ended December 31, 2003 and 2002, respectively are as follows:

2003                             INTERNATIONAL    UNITED STATES     CONSOLIDATED

Gross revenue                       $  5,695          $ 5,063         $ 10,758
Less - intercompany                   (3,273)              -            (3,273)
                                    --------             --           -------

Total revenue - third party         $  2,422         $  5,063         $  7,485
                                    ========         ========         ========

Depreciation and amortization       $    134         $     55         $    189
                                    ========         ========         ========

Interest expense                    $     12         $      2         $     14
                                    ========         ========         ========

Net income                          $    446         $    136         $    582
                                    ========         ========         ========

Capital expenditures                $    164         $     30         $    194
                                    ========         ========         ========

Total assets                        $  8,316         $ 34,014         $ 42,330
Less intercompany advances                 -          (11,105)         (11,105)
                                    --------         --------         --------

                                    $  8,316         $ 22,909         $ 31,225
                                    ========         ========         ========


2002                             INTERNATIONAL    UNITED STATES     CONSOLIDATED

Gross revenue                       $  2,707         $  4,525         $  7,232
Less - intercompany                     (658)               -             (658)
                                    --------         --------         --------

Total revenue - third party         $  2,049         $  4,525         $  6,574
                                    ========         ========         ========

Depreciation and amortization       $     78         $     63         $    141
                                    ========         ========         ========

Interest expense                    $     11         $      2         $     13
                                    ========         ========         ========

Net income (loss)                   $   (131)        $    262         $    131
                                    ========         ========         ========

Capital expenditures                $     59         $     50         $    109
                                    ========         ========         ========

Total assets                        $ 11,173         $ 29,923         $ 41,096
Less intercompany advances                 -          (16,066)         (16,066)
                                    --------         --------         --------

                                    $ 11,173         $ 13,857         $ 25,030
                                    ========         ========         ========

(6)  RECLASSIFICATION

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenues for the three months ended December 31, 2003, increased 14% to $7,485 from $6,574 for the comparable period. The $911 increase in revenue was almost equally derived from the Company's U.S. operation, as its revenue increased to $5,063 from $4,525 or 12% for the same period last year and from the International operation, as its revenue increased to $2,422 from $2,049. It should be pointed out that as a result of the new distribution agreement signed with Zimmer Spine in April 2003, whereby Zimmer Spine became a "stocking distributor" which means among other things that they would invoice the end customer direct, the Company's revenues would have been $3,200 higher for this quarter or $10,685 or an increase of 63% over the comparable period. The U.S. revenue increase was primarily due to an increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental (formerly Centerpulse Dental), the Company's marketing partner. This product line contributed $600 of the increase in revenue. The increase in international revenue was due to an overall increase in the European and international distributor business.

Cost of revenue, for the three months ended December 31, 2003 was 40% as compared to 43% for the comparable period. The lower cost of revenue margin was primarily due to a favorable mix of low cost of revenue on the spinal revenues and a decrease in product development and manufacturing costs from a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 25% for the three months ended December 31, 2003, from the comparable period last year. Expenses increased due to foreign exchange impact ($86), merger transaction expenses ($75) and higher travel ($68). As a percentage of revenues, General and Administrative expenses were 15% and 14% in 2003 and 2002, respectively.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses decreased 12% from $2,342 in 2002 to $2,070 in 2003 for the three months ended December 31, 2003, from the comparable period last year. The decrease was primarily due to lower marketing fees due under the agreement with Zimmer Spine as a result of the new agreement whereby Zimmer is invoicing the end customer direct and therefore the marketing fee is eliminated. Such fees decreased from $1,476 in 2002 to $649 in 2003. The partial offset to the decrease in marketing fees was due to higher expenditures as a result of increased sales efforts Internationally. As a percentage of revenues, Distribution and Marketing expenses decreased from 36% in 2002 to 28% in 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 37% for the three months ended December 31, 2003, from the comparable period last year. The increase was due to increased development efforts in the Spine, Dental and Ligament product areas. As a percentage of revenues, Research and Development expenses increased from 4% in 2002 to 5% in 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was essentially flat from period to period.

OTHER EXPENSE

Other expenses were essentially flat from period to period.

INTEREST EXPENSE

Interest expense was essentially flat from period to period.

NET INCOME

Net income for the three months ended December 31, 2003 totaled $582 or $0.04 basic and diluted earnings per share as compared to a net income of $131 or $0.01 basic and diluted earnings per share for the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company has working capital of $16.5 million as compared to September 30, 2003 of $15.8 million. The Company maintains current working capital credit lines totaling (euro)1.5 million Euros (approximately $1.9 million) with several German banks and a $1.0 million credit line with a U.S. bank. At December 31, 2003, the Company had no borrowings against these lines.

The Company has experienced a positive cash flow of $582 for the three months ended December 31, 2003 as compared to a negative cash flow of $585 for the same period in 2002. The primary reason for the positive cash flow is the increase in net income for the period.

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

Future minimum rental payments required under Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows:

               2004                                $ 389
               2005                                  208
               2006                                  130
               2007                                   50
                                                   -----
                                                   $ 777
                                                   =====

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of December 31, 2003 are as follows:

               2004                                $  99
               2005                                  104
               2006                                  109
               2007                                  117
               2008                                  438
                                                   -----
                                                   $ 867
                                                   =====

NEW ACCOUNTING PRONOUNCEMENTS

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

                                                 Three Months Ended December 31,
                                                     2003              2002
                                                     ----              ----

Net Income, as reported:                             $582              $131

Pro-forma expense as if stock options were
charged against net income                             16                15
                                                     ----              ----

Pro-forma net income using the fair value method     $566              $116
                                                     ====              ====

Basic EPS:
As reported                                         $0.04             $0.01
Pro forma using the fair value method               $0.04             $0.01

Diluted EPS:
As reported                                         $0.04             $0.01
Pro forma using the fair value method               $0.03             $0.01

In April 2003, the FASB issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 149 amends SFAS No. 133 for certain decisions made by the Board as part of the Derivatives Implementation Group ("DIG") process and is effective for contracts entered into or modified after June 30, 2003. In addition, SFAS No. 149 should be applied prospectively. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of SFAS No. 149 did not have an impact on the results of operations or financial position.

In June 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY to improve the accuracy of securities issuers' accounting for such financial instruments. For earlier transactions, the provisions of SFAS No. 150 take effect at the start of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB 51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of December 31, 2003.

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

PART II.    OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

The Company filed Reports on Form 8-K on November 4, 2003 and December 29, 2003 during the quarter ended December 31, 2003.

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
            --------------------------------------------------------
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended December 31, 2003 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 12, 2004

                               TUTOGEN MEDICAL, INC.


                               /s/ George Lombardi
                               -------------------
                               George Lombardi
                               Chief Financial Officer, Treasurer and Secretary

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
            --------------------------------------------------------
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended December 31, 2003 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Manfred Krueger, as the Chief Executive Officer, President and Chief Operating Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 12, 2004

                               TUTOGEN MEDICAL, INC.


                               /s/ Manfred Krueger
                               Manfred Krueger
                               Chief Executive Officer, President and
                               Chief Operating Officer

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

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THE QUARTERLY REPORT FAIRLY PRESENT IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS QUARTERLY REPORT;

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

     B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS QUARTERLY REPORT (THE "EVALUATION DATE"); AND

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

     B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS.

CERTIFICATION
-------------


6. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS QUARTERLY REPORT WHETHER THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.


DATE:             FEBRUARY 12, 2004

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

3. BASED ON MY KNOWLEDGE, THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED IN THE QUARTERLY REPORT FAIRLY PRESENT IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS OF THE REGISTRANT AS OF, AND FOR, THE PERIODS PRESENTED IN THIS QUARTERLY REPORT;

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

     B) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS QUARTERLY REPORT (THE "EVALUATION DATE"); AND

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

     B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROLS.

CERTIFICATION
-------------


6. THE REGISTRANT'S OTHER CERTIFYING OFFICERS AND I HAVE INDICATED IN THIS QUARTERLY REPORT WHETHER THERE WERE SIGNIFICANT CHANGES IN INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF OUR MOST RECENT EVALUATION, INCLUDING ANY CORRECTIVE ACTIONS WITH REGARD TO SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES.


DATE:             FEBRUARY 12, 2004

BY:
NAME:             /S/ MANFRED KRUEGER

TITLE:            CEO, PRESIDENT AND CHIEF OPERATING OFFICER