Form 10QSB
period 2004-03-31
TUTOGEN MEDICAL INC
filed 2004-05-14
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

XX     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934.

For the period ended March 31, 2004.

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

As of April 30, 2004 there were outstanding 15,778,960 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.            Financial Information.                               Page No.

         ITEM 1.   Financial Statements.

                   Consolidated Balance Sheets - March 31, 2004            1
                   (unaudited) and September 30, 2003.

                   Consolidated Statements of Operations for the           2
                   three and six months ended March 31, 2004 and 2003(unaudited).

                   Consolidated Statements of Cash Flows for the six 3 months ended March 31, 2004 and 2003(unaudited).

                   Consolidated Statements of Stockholders'
                   Equity 4 for the year ended September 30,
                   2003 and the six months ended March 31,
                   2004 (unaudited).
                                                                           5
                   Notes to Consolidated Financial Statements
                   (unaudited).
         ITEM 2.                                                          11
                   Management's Discussion and Analysis of Financial Condition and Results of Operations.

         ITEM 4.   Controls and Procedures                                16

PART II.           Other Information.

         ITEM 4.   Submission of Matters to a Vote of Security-           17
                   Holders

         ITEM 6.   Reports on Form 8-K                                    17

SIGNATURES                                                                18

                              PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                                   (UNAUDITED)
                                                                    MARCH 31,      SEPTEMBER 30,
                                                                      2004             2003
                                                                  ------------     ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $    5,438       $    5,049
    Accounts receivable - net                                           4,415            5,526
    Inventories - net                                                  15,430           11,992
    Deferred income taxes                                                 741              709
    Other current assets                                                  875            1,098
                                                                  ------------     ------------
                                                                       26,899           24,374

PROPERTY, PLANT AND EQUIPMENT, NET                                      5,144            4,842

DEFERRED INCOME TAXES                                                   1,578            1,187
                                                                  ------------     ------------

TOTAL ASSETS                                                       $   33,621       $   30,403
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other accrued expenses                    $    7,939       $    7,438
    Accrued commissions                                                   520              445
    Current portion of deferred distribution fees                         646              617
    Current portion of long-term debt                                      98               91
                                                                  ------------     ------------
                                                                        9,203            8,591

OTHER LIABILITIES
    Deferred distribution fees                                          2,867            3,038
    Long-term debt                                                        728              728

SHAREHOLDERS' EQUITY                                                   20,823           18,046
                                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   33,621       $   30,403
                                                                  ============     ============


See accompanying Notes to Consolidated Financial Statements.



                                           1

                                         TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)



                                                        THREE MONTHS ENDED MARCH 31,          SIX MONTHS ENDED MARCH 31,
                                                       -----------------------------        -----------------------------
                                                          2004             2003                 2004             2003
                                                          ----             ----                 ----             ----
REVENUE                                                 $    7,089       $    6,743          $    14,574      $    13,317

COST OF REVENUE                                              1,998            2,520                4,987            5,366
                                                       ------------     ------------        -------------    -------------

       Gross margin                                          5,091            4,223                9,587            7,951

OPERATING EXPENSES
    General and administrative                               1,221            1,130                2,379            2,059
    Distribution and marketing                               2,236            2,419                4,306            4,761
    Research and development                                   386              298                  725              546
    Depreciation and amortization                               56               46                  128               87
                                                       ------------     ------------        -------------    -------------
                                                             3,899            3,893                7,538            7,453

OPERATING INCOME                                             1,192              330                2,049              498

OTHER EXPENSE                                                  (63)             (33)                 (80)             (59)

INTEREST EXPENSE                                               (13)             (13)                 (27)             (25)
                                                       ------------     ------------        -------------    -------------
                                                               (76)             (46)                (107)             (84)

INCOME BEFORE INCOME TAX EXPENSE                             1,116              284                1,942              414

Income tax expense                                             463              149                  706              148
                                                       ------------     ------------        -------------    -------------

NET INCOME                                              $      653       $      135          $     1,236      $       266
                                                       ============     ============        =============    =============

Comprehensive Income:
  Foreign currency translation adjustments                   1,189              189                1,389              386
                                                       ------------     ------------        -------------    -------------

COMPREHENSIVE INCOME                                    $    1,842       $      324          $     2,625      $       652
                                                       ============     ============        =============    =============

AVERAGE SHARES OUTSTANDING FOR BASIC
  EARNINGS PER SHARE                                    15,738,218       15,527,577           15,702,512       15,340,813
                                                       ============     ============        =============    =============

BASIC EARNINGS PER SHARE                                $     0.04       $     0.01          $      0.08      $      0.02
                                                       ============     ============        =============    =============

AVERAGE SHARES OUTSTANDING FOR DILUTED
  EARNINGS PER SHARE                                    16,566,237       16,070,210           16,602,321       15,881,977
                                                       ============     ============        =============    =============

DILUTED EARNINGS PER SHARE                              $     0.03       $     0.01          $      0.07      $      0.02
                                                       ============     ============        =============    =============


See accompanying Notes to Consolidated Financial Statements


                                                         2

                        TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      (UNAUDITED)


                                                              SIX MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                               2004             2003
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $    1,236       $      266
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                     473              283
  Deferred distribution fees revenue                               (321)            (278)
  Deferred income taxes                                             706              148
  Changes in assets and liabilities:
     Accounts receivable                                          1,187           (1,416)
     Inventories                                                 (3,165)            (407)
     Other current assets                                           274             (323)
     Accounts payable and other accrued expenses                     49            1,653
     Accrued commissions                                             76              151
                                                            ------------     ------------
        Net cash provided by operating activities                   515               77

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                              (542)            (229)
   Increase in patents and trade marks                                -              (21)
                                                            ------------     ------------
        Net cash used in investing activities                      (542)            (250)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                        153              829
    Repayment of long-term debt                                     (39)             (31)
                                                            ------------     ------------
         Net cash provided by financing activities                  114              798


EFFECT OF EXCHANGE RATE CHANGES ON CASH                             302              195
                                                            ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           389              820

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  5,049            3,083
                                                            ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    5,438       $    3,903
                                                            ============     ============


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                          $       27       $       25
                                                            ============     ============



See accompanying Notes to Consolidated Financial Statements



                                             3

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED SEPTEMBER 30, 2003 AND SIX MONTHS ENDED MARCH 31, 2004
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                                                                          ACCUMULATED                                COMMON
                                                COMMON      ADDITIONAL       OTHER                                   SHARES
                                                STOCK        PAID-IN     COMPREHENSIVE  ACCUMULATED                ISSUED AND
                                              ($.01 PAR)     CAPITAL       INCOME (1)     DEFICIT       TOTAL      OUTSTANDING
BALANCE, OCTOBER 1, 2002                      $     152     $  35,135      $     (925)  $  (20,434)   $  13,928     15,158,110

  Stock issued on exercise of options                 5           845               -            -          850        509,000
  Net income                                          -             -               -        2,262        2,262              -
  Foreign currency translation adjustment             -             -           1,006            -        1,006              -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, SEPTEMBER 30, 2003                         157        35,980              81      (18,172)      18,046     15,667,110

  Stock issued on exercise of options                 1           152               -            -          153         91,850
  Net income                                          -             -               -        1,235        1,235              -
  Foreign currency translation adjustment             -             -           1,389            -        1,389              -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, MARCH 31, 2004                       $     158     $  36,132      $    1,470   $  (16,937)   $  20,823     15,758,960
                                              =========     =========      ==========   ==========    =========    ===========


(1) Represents foreign currency translation adjustments.
See accompanying Notes to Consolidated Financial Statements.
                                                                  4

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2004
                        (in thousands, except share data)


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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated balance sheet of the of the Company as of March 31, 2004 and the unaudited results of operations for the three and six months ended March 31, 2004 and 2003 and the unaudited cash flows for the six months ended March 31, 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2004. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2003.

     NEW ACCOUNTING PRONOUNCEMENTS - The FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS NO. 146 NULLIFIES EMERGING ISSUES TASK FORCE ("EITF") NO. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN AS RESTRUCTURING). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 was effective for exit and disposal activities that are initiated after December 31, 2002. The provisions of SFAS No. 146 did not have a material impact on its financial position or results of operations.

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

                                                             Three Months Ended     Six Months Ended
                                                                   March 31,            March 31,
                                                               2004        2003     2004        2003
                                                               ----        ----     ----        ----
     Net Income, as reported:                                  $653        $135    $1,236       $266

     Pro-forma expense as if stock options were
          charged against net income                              5          42        21         57
                                                              -----       -----    ------      -----

     Pro-forma net income using the fair value method          $648         $93    $1,215       $209
                                                               ====       =====    ======      =====

     Basic EPS:
     As reported                                              $0.04       $0.01     $0.08      $0.02
     Pro forma using the fair value method                    $0.04       $0.01     $0.07      $0.01

     Diluted EPS:
     As reported                                              $0.04       $0.01     $0.08      $0.02
     Pro forma using the fair value method                    $0.04       $0.01     $0.07      $0.01

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

     In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB
     51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of March 31, 2004.

(3)  INVENTORIES

     Major classes of inventory at March 31, 2004 and September 30, 2003 were as follows:

                                                  March 31,    September 30,
                                                    2004            2003
                                                    ----            ----

         Raw materials                           $   2,842       $   2,439
         Work in process                             3,819           3,316
         Finished goods                             12,112           9,335
                                                 ---------       ---------
                                                    18,773          15,090
         Less reserves for obsolescence              3,343           3,098
                                                 ---------       ---------

                                                 $  15,430       $  11,992
                                                 =========       =========

(4)  INCOME TAXES

     The Company has incurred cumulative net operating losses through March 31, 2004 of approximately $16 million, generated from its U.S. and German operations of $8 million and $8 million, respectively. These net operating losses are the primary component of the Company's net deferred tax asset of $2.0 million as of March 31, 2004, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135 thousand of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of March 31, 2004 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections.

(5)  SEGMENT DATA

     The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations include two geographically determined segments: the United States and Europe ("International"). The accounting policies of these segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net profit or loss from operations, not including non-recurring and foreign exchange gains or losses. The Company accounts for intersegment sales and transfers at contractually agreed-upon prices.

     The Company's reportable segments are strategic business units that offer products and services to different geographic markets. They are managed separately because of the differences in these markets as well as their physical location.

     A summary of the operations and assets by segment as of and for the three months ended March 31, 2004 and 2003, respectively are as follows:


     2004                                 INTERNATIONAL     UNITED STATES      CONSOLIDATED

     Gross revenue                          $    6,236        $    4,016        $   10,252
     Less - intercompany                        (3,163)                -            (3,163)
                                            ----------        ----------        ----------

     Total revenue - third party            $    3,073        $    4,016        $    7,089
                                            ==========        ==========        ==========

     Depreciation and amortization          $      113        $       60        $      173
                                            ==========        ==========        ==========

     Interest expense                       $       12        $        1        $       13
                                            ==========        ==========        ==========

     Net income                             $      780        $     (127)       $      653
                                            ==========        ==========        ==========

     Capital expenditures                   $      178        $       60        $      238
                                            ==========        ==========        ==========

     Total assets                           $   12,732        $   33,418        $   46,150
     Less intercompany advances                      -           (12,529)          (12,529)
                                            ----------        ----------        ----------

                                            $   12,732        $   20,889        $   33,621
                                            ==========        ==========        ==========


     2003                                 INTERNATIONAL     UNITED STATES      CONSOLIDATED

     Gross revenue                          $    3,573        $    4,283        $    7,856
     Less - intercompany                        (1,113)                -            (1,113)
                                            ----------        ----------        ----------

     Total revenue - third party            $    2,460        $    4,283        $    6,743
                                            ==========        ==========        ==========

     Depreciation and amortization          $       83        $       60        $      143
                                            ==========        ==========        ==========

     Interest expense                       $       11        $        2        $       13
                                            ==========        ==========        ==========

     Net income (loss)                      $      204        $      (69)       $      135
                                            ==========        ==========        ==========

     Capital expenditures                   $       85        $       56        $      141
                                            ==========        ==========        ==========

     Total assets                           $   12,323        $   31,192        $   43,515
     Less intercompany advances                      -           (16,041)          (16,041)
                                            ----------        ----------        ----------

                                            $   12,323        $   15,151        $   27,474
                                            ==========        ==========        ==========

     A summary of the operations and assets by segment as of and for the six months ended March 31, 2004 and 2003, respectively are as follows:


     2004                                 INTERNATIONAL     UNITED STATES      CONSOLIDATED


     Gross revenue                          $   11,932        $    9,079        $   21,011
     Less - intercompany                        (6,437)                -            (6,437)
                                            ----------        ----------        ----------

     Total revenue - third party            $    5,495        $    9,079        $   14,574
                                            ==========        ==========        ==========

     Depreciation and amortization          $      247        $      226        $      473
                                            ==========        ==========        ==========

     Interest expense                       $       24        $        3        $       27
                                            ==========        ==========        ==========

     Net income                             $    1,226        $       10        $    1,236
                                            ==========        ==========        ==========

     Capital expenditures                   $      341        $      201        $      542
                                            ==========        ==========        ==========

     Total assets                           $   12,732        $   33,418        $   46,150
     Less intercompany advances                      -           (12,529)          (12,529)
                                            ----------        ----------        ----------

                                            $   12,732        $   20,889        $   33,621
                                            ==========        ==========        ==========


     2003                                 INTERNATIONAL     UNITED STATES      CONSOLIDATED


     Gross revenue                          $    6,280        $    8,808        $   15,088
     Less - intercompany                        (1,771)                -            (1,771)
                                            ----------        ----------        ----------

     Total revenue - third party            $    4,509        $    8,808        $   13,317
                                            ==========        ==========        ==========

     Depreciation and amortization          $      160        $      123        $      283
                                            ==========        ==========        ==========

     Interest expense                       $       23        $        2        $       25
                                            ==========        ==========        ==========

     Net income                             $        9        $      257        $      266
                                            ==========        ==========        ==========

     Capital expenditures                   $      144        $      106        $      250
                                            ==========        ==========        ==========

     Total assets                           $   12,323        $   31,192        $   43,515
     Less intercompany advances                      -           (16,041)          (16,041)
                                            ----------        ----------        ----------

                                            $   12,323        $   15,151        $   27,474
                                            ==========        ==========        ==========

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

In April 2003, the Company signed a renegotiated U.S. Distribution Agreement with Centerpulse Spine-Tech, now known as Zimmer Spine ("Spine"), whereby Spine has become a "stocking distributor". The effect of this new arrangement means that Spine is now invoicing the end customer directly. The new agreement also eliminates marketing fees paid to Spine included in Distribution and Marketing.

Revenues for the three months ended March 31, 2004, increased 5% to $7,089 from $6,743 for the comparable period. The International operation generated an increase in revenue of $613 ($273 of the increase was due to currency translation) from $2,460 to $3,073. This was partially offset by a decrease in revenue from the U.S. operation of $267 from $4,283 to $4,016 for this quarter. The U.S. revenue increased as a result of an increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental ("Dental"), the Company's marketing partner. This product line contributed $700 of an increase in revenue. However, as pointed out above, the Company's revenues for the prior year quarter would have been $800 lower under the new agreement with Spine, therefore, resulting in an increase of U.S. revenue for this quarter of 19%. The increase in international revenue was due to an overall increase in the European and international distributor business.

Revenues for the six months ended March 31, 2004 increased 9% to $14,574 from $13,317 for the comparable period. Adjusting for new agreement with Spine, the sales for the comparable period in 2003 would have been $11,617. Therefore, revenues for the six months ended March 31, 2004 actually increased 25% over the comparable period in 2003. Revenues from the U.S. operation increased 28% to $9,079 from $7,108 (as adjusted for the change in the new distribution arrangement with Spine) for the same period last year and revenues from the international operations increased 21% from $4,509 in 2003 to $5,495 in 2004. Incremental Spine and Dental revenues contributed the entire increase in revenue.

Cost of revenue, for the three and six months ended March 31, 2004 were 28% and 34%, respectively, as compared to 37% and 40%, respectively for the comparable periods last year. The lower cost of revenue margin was primarily due to the significant reduction in scrap as the result of improved manufacturing efficiencies from the International operation, partially offset by start-up expenses related to the introduction of bone production in the U.S. operation. Historically, the U.S. operation solely manufactured membranes or soft tissue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 8% and 16% for the three and six months ended March 31, 2004, from the comparable periods last year. Second quarter expenses increased $91, primarily due to the foreign exchange impact of $81. Year-to-date expenses increased $320, due to foreign exchange variance ($161), expenditures related to the hiring of an investor relations/banker firms ($57), higher legal expenses related to merger opportunities ($40) and other ($60). As a percentage of revenues, for year-to-date, General and Administrative expenses were flat in 2004 and 2003 at 16%.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses decreased 8% from $2,419 to $2,236, and decreased 10% to $4,306 from $4,761 for the three and six months ended March 31, 2004, from the comparable periods last year. The decrease was primarily due to lower marketing fees as a result of the new agreement with Spine, whereby the Spine marketing fees have been eliminated. Such fees decreased $1,053 for the quarter and $2,166 for the six months ended March 31, 2004 as compared to the comparable periods in 2003. The partial offset to the decrease in the Spine marketing fees was due to higher marketing fees paid to Dental of $323 and $609 for the quarter and year-to-date, respectively as a result of increased Dental sales. The balance of the increase was due to increased sales efforts internationally and foreign exchange variances. For the three and six months ended March 31, 2004, as a percentage of revenues, Distribution and Marketing expenses decreased from 36% in 2003 to 32% in 2004 and from 36% to 30%, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 30% and 33%, respectively, for the three and six months ended March 31, 2004, from the comparable periods last year. The increase was due to increased development efforts in the spine, dental and ligament product areas. As a percentage of revenues, Research and Development expenses increased from 4% in 2003 to 5% in 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was essentially flat for the three months ended March 31, 2004 as compared to the same period last year, but for the six months ended the same period depreciation increased from $87 to $128, primarily due to the foreign exchange impact and additions to fixed assets.

OTHER EXPENSE

Other expenses were essentially flat from period to period.

INTEREST EXPENSE

Interest expense was essentially flat from period to period.

NET INCOME

As a result of the above, net income for the three and six months ended March 31, 2004 totaled $653 or $0.04 basic and $0.03 diluted earnings per share and $1,236 or $0.08 basic and $0.07 diluted earnings per share, respectively, as compared to a net income of $135 or $0.01 basic and diluted earnings per and net income of $266 or $0.02 basic and diluted earnings per share for the same periods in 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, the Company has working capital of $17.7 million as compared to September 30, 2003 of $15.8 million. The Company maintains current working capital credit lines totaling (euro)1.5 million Euros (approximately $1.9 million) with several German banks and a $1.0 million credit line with a U.S. bank. At March 31, 2004, the Company had no borrowings against these lines.

The Company has experienced a positive cash flow of $389 for the six months ended March 31, 2004 as compared to a positive cash flow of $820 for the same period in 2003. In 2003, the cash flow was influenced by increased issuance of common shares from the exercise of stock options and lower purchases of property and equipment. The primary reason for the positive cash flow in 2004 was due to the increase in net income for the period.

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

Future minimum rental payments required under Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2004 are as follows:






Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of March 31, 2004 are as follows:







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

On December 31, 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included as herein.

The following table reconciles net income and basic and diluted earnings pre share (EPS), as reported, to pro-forma net income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                   Three Months Ended     Six Months Ended
                                                       March 31,             March 31,

                                                     2004    2003           2004     2003
                                                     ----    ----           ----     ----
Net Income, as reported:                             $653    $135         $1,236     $266

Pro-forma expense as if stock options were
charged against net income                              5      42             21       57
                                                     ----      --             --     ----

Pro-forma net income using the fair value method     $648     $93         $1,215     $209
                                                     ====     ===         ======     ====

Basic EPS:
As reported                                         $0.04   $0.01          $0.08    $0.02
Pro forma using the fair value method               $0.04   $0.01          $0.07    $0.01

Diluted EPS:
As reported                                         $0.04   $0.01          $0.08    $0.02
Pro forma using the fair value method               $0.04   $0.01          $0.07    $0.01


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

In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB 51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of March 31, 2003.

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

PART II.    OTHER INFORMATION

               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

               An annual Meeting of Stockholders was held on April 20, 2004. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:

          (A)  ELECTION OF EIGHT MEMBERS OF THE BOARD OF DIRECTORS.

                                                                          Broker
                                                  Voted      Votes        Non-Votes
          Name                      Voted For     Against    Withheld     and Abstentions
          ----                      ---------     -------    --------     ---------------
          G. Russell Cleveland      13,188,918       0       330,179             0
          Roy D. Crowninshield      13,190,903       0       328,194             0
          Robert C. Farone          13,219,875       0       299,222             0
          J. Harold Helderman       13,223,875       0       295,222             0
          Manfred K. Kruger         13,190,603       0       328,494             0
          Richard J. May            13,222,875       0       296,222             0
          Thomas W. Pauken          13,189,803       0       329,294             0
          Carlton E. Turner         13,221,875       0       297,222             0

          (B) RATIFICATION OF THE APPOINTMENT OF DELOITTE AND TOUCHE L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2004.


               Voted For:                       13,460,426
               Voted Against:                       54,591
               Votes Abstained:                      4,080
               Broker Non-Votes                          0



          ITEM 6. REPORTS ON FORM 8-K

          The Company filed no Reports on Form 8-K during the quarter ended March 31, 2004.

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Tutogen Medical, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-QSB for the periods ended March 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such periods and the results of operations of the Company for such periods.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                           TUTOGEN MEDICAL, INC.




Date:  May 13, 2004                          /s/ Manfred Kruger
                                             ------------------
                                     President and Chief Executive Officer




Date:  May 13, 2004                          /s/ George Lombardi
                                             -------------------
                                           Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended March 31, 2004 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2004

                                TUTOGEN MEDICAL, INC.


                                /s/ George Lombardi
                                -------------------
                                George Lombardi
                                Chief Financial Officer, Treasurer and Secretary

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended March 31, 2004 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Manfred Krueger, as the Chief Executive Officer, President and Chief Operating Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2004

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


Date:      May 13, 2004

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


Date:       May 13, 2004

BY:
Name:       /s/ Manfred Krueger

Title:      CEO, President and Chief Operating Officer