Form 10QSB
period 2004-06-30
TUTOGEN MEDICAL INC
filed 2004-08-04
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

XX    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934.

For the period ended June 30, 2004.

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

As of July 31, 2004 there were outstanding 15,888,960 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX



PART I.             Financial Information.                              Page No.

           ITEM 1.  Financial Statements.

                    Consolidated Balance Sheets - June 30, 2004             1
                    (unaudited) and September 30, 2003.

                    Consolidated Statements of Operations for the           2
                    three and nine months ended June 30, 2004 and 2003(unaudited).

                    Consolidated Statements of Cash Flows for the nine      3
                    months ended June 30, 2004 and 2003(unaudited).

                    Consolidated Statements of Stockholders' Equity         4
                    for the year ended September 30, 2003 and the nine
                    months ended June 30, 2004 (unaudited).
                                                                            5
                    Notes to Consolidated Financial Statements
                    (unaudited).
           ITEM 2.                                                         11
                    Management's Discussion and Analysis of Financial Condition and Results of Operations.

           ITEM 4.  Controls and Procedures                                16

PART II.            Other Information.

           ITEM 6.  Reports on Form 8-K                                    17

SIGNATURES                                                                 18


                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                            (UNAUDITED)
                                                              JUNE 30,       SEPTEMBER 30,
                                                                2004             2003
                                                             ----------       ----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $    5,255       $    5,049
    Accounts receivable - net of allowance for doubtful
         accounts of $202 in 2004 and $283 in 2003                3,851            5,526
    Inventories - net                                            16,552           11,992
    Deferred income taxes                                           736              709
    Other current assets                                          1,294            1,098
                                                             ----------       ----------
                                                                 27,688           24,374

PROPERTY, PLANT AND EQUIPMENT, NET                                5,422            4,842

DEFERRED INCOME TAXES                                             1,316            1,187
                                                             ----------       ----------

TOTAL ASSETS                                                 $   34,426       $   30,403
                                                             ==========       ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other accrued expenses              $    7,564       $    6,926
    Accrued commissions                                           1,186              957
    Current portion of deferred distribution fees                   641              617
    Current portion of long-term debt                                99               91
                                                             ----------       ----------
                                                                  9,490            8,591

OTHER LIABILITIES
    Deferred distribution fees                                    2,684            3,038
    Long-term debt                                                  694              728

SHAREHOLDERS' EQUITY                                             21,558           18,046
                                                             ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $   34,426       $   30,403
                                                             ==========       ==========


See accompanying Notes to Consolidated Financial Statements.


                                           1


                                        TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)



                                                   THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                                  -----------------------------      ----------------------------
                                                      2004             2003              2004             2003
                                                      ----             ----              ----             ----
REVENUE                                           $     6,823       $     8,933      $    21,397      $    22,250

COST OF REVENUE                                         2,287             3,621            7,274            8,987
                                                  -----------       -----------      -----------      -----------

        Gross margin                                    4,536             5,312           14,123           13,263

OPERATING EXPENSES
    General and administrative                          1,127             1,176            3,551            3,268
    Distribution and marketing                          2,408             2,431            6,797            7,245
    Research and development                              336               275            1,061              821
    Litigation Contingency                               (405)                -             (405)               -
                                                  -----------       -----------      -----------      -----------
                                                        3,466             3,882           11,004           11,334

OPERATING INCOME                                        1,070             1,430            3,119            1,929

OTHER EXPENSE                                             (19)              (70)             (99)            (129)

INTEREST EXPENSE                                          (17)              (13)             (44)             (39)
                                                  -----------       -----------      -----------      -----------
                                                          (36)              (83)            (143)            (168)

INCOME BEFORE INCOME TAX EXPENSE                        1,034             1,347            2,976            1,761

Income tax expense                                        399               529            1,105              677
                                                  -----------       -----------      -----------      -----------

NET INCOME                                        $       635       $       818      $     1,871      $     1,084
                                                  ===========       ===========      ===========      ===========

Comprehensive Income:
  Foreign currency translation adjustments                (72)              205            1,317              591
                                                  -----------       -----------      -----------      -----------

COMPREHENSIVE INCOME                              $       563       $     1,023      $     3,188      $     1,675
                                                  ===========       ===========      ===========      ===========

AVERAGE SHARES OUTSTANDING FOR BASIC
  EARNINGS PER SHARE                               15,758,053        15,647,110       15,720,959       15,442,912
                                                  ===========       ===========      ===========      ===========

BASIC EARNINGS PER SHARE                          $      0.04       $      0.05      $      0.12      $      0.07
                                                  ===========       ===========      ===========      ===========


AVERAGE SHARES OUTSTANDING FOR DILUTED
  EARNINGS PER SHARE                               16,468,810        16,265,537       16,515,915       16,012,301
                                                  ===========       ===========      ===========      ===========

DILUTED EARNINGS PER SHARE                        $      0.04       $      0.05      $      0.11      $      0.07
                                                  ===========       ===========      ===========      ===========


See accompanying Notes to Consolidated Financial Statements


                                                            2


                         TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                           NINE MONTHS ENDED JUNE 30,
                                                           --------------------------
                                                              2004             2003
                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $     1,871      $     1,084
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                    602              402
  Deferred distribution fees revenue                              (479)            (429)
  Deferred income taxes                                          1,105              692
  Reserve for bad debts                                              -               90
  Reserve for obsolesence                                         (121)             (31)
  Changes in assets and liabilities:
     Accounts receivable                                         1,733           (1,990)
     Inventories                                                (4,213)            (214)
     Other current assets                                         (151)            (771)
     Accounts payable and other accrued expenses                  (424)           1,641
     Accrued commissions                                           741              336
                                                           -----------      -----------
        Net cash provided by operating activities                  664              810


CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property and equipment                             (988)            (423)
   Increase in patents and trade marks                               -              (36)
                                                           -----------      -----------
        Net cash used in investing activities                     (988)            (459)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                       324              829
    Proceeds from revolving credit arrangements                      -              338
    Repayment of revolving credit arrangements                       -             (338)
    Repayment of long-term debt                                    (63)             (52)
                                                           -----------      -----------
         Net cash provided by financing activities                 261              777


EFFECT OF EXCHANGE RATE CHANGES ON CASH                            269              286
                                                           -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          206            1,414

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,049            3,083
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     5,255      $     4,497
                                                           ===========      ===========


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                        $        44      $        39
                                                           ===========      ===========


See accompanying Notes to Consolidated Financial Statements


                                        3


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED SEPTEMBER 30, 2003 AND SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)
(In Thousands, Except for Share Data)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


                                                                          ACCUMULATED                                    COMMON
                                              COMMON      ADDITIONAL         OTHER                                       SHARES
                                               STOCK       PAID-IN       COMPREHENSIVE     ACCUMULATED                 ISSUED AND
                                            ($.01 PAR)     CAPITAL         INCOME (1)        DEFICIT       TOTAL      OUTSTANDING
BALANCE, OCTOBER 1, 2002                      $   152     $   35,135     $        (925)    $  (20,434)    $ 13,928     15,158,110

  Stock issued on exercise of options               5            845                 -              -          850        509,000
  Net income                                        -              -                 -          2,262        2,262              -
  Foreign currency translation adjustment           -              -             1,006              -        1,006              -
                                              -------     ----------     -------------     ----------     --------    -----------

BALANCE, SEPTEMBER 30, 2003                       157         35,980                81        (18,172)      18,046     15,667,110

  Stock issued on exercise of options               2            322                 -              -          324        221,850
  Net income                                        -              -                 -          1,871        1,871              -
  Foreign currency translation adjustment           -              -             1,317              -        1,317              -
                                              -------     ----------     -------------     ----------     --------    -----------

BALANCE, June 30, 2004                        $   159     $   36,302     $       1,398     $  (16,301)    $ 21,558     15,888,960
                                              =======     ==========     =============     ==========     ========    ===========


(1)  Represents foreign currency translation adjustments.
See accompanying Notes to Consolidated Financial Statements.
                                                                       4


                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

(2)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated balance sheet of the of the Company as of June 30, 2004 and the unaudited results of operations for the three and nine months ended June 30, 2004 and 2003 and the unaudited cash flows for the nine months ended June 30, 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2004. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2003.

     NEW ACCOUNTING PRONOUNCEMENTS-The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included as herein.

     The following table reconciles net income and basic and diluted earnings pre share (EPS), as reported, to pro-forma net income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.


                                                         Three Months Ended     Nine Months Ended
                                                               June 30,             June 30,

                                                           2004       2003       2004        2003
                                                           ----       ----       ----        ----
     Net Income, as reported:                              $635       $818      $1,871      $1,084

     Pro-forma expense as if stock options were
        charged against net income                           81         29         101          86
                                                           ----       ----      ------      ------

     Pro-forma net income using the fair value method      $554       $789      $1,770        $998
                                                           ====       ====      ======      ======

     Basic EPS:
     As reported                                          $0.04      $0.05       $0.12       $0.07
     Pro forma using the fair value method                $0.04      $0.05       $0.11       $0.06

     Diluted EPS:
     As reported                                          $0.04      $0.05       $0.11       $0.07
     Pro forma using the fair value method                $0.03      $0.05       $0.11       $0.06


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

     In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB
     51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of June 30, 2004.

(3)  INVENTORIES

     Major classes of inventory at June 2004 and September 30, 2003 were as follows:

                                                   June 30,     September 30,
                                                     2004           2003
                                                     ----           ----

          Raw materials                            $  2,395       $  2,439
          Work in process                             5,454          3,316
          Finished goods                             11,818          9,335
                                                   --------       --------
                                                     19,668         15,090
          Less reserves for obsolescence              3,116          3,098
                                                   --------       --------

                                                   $ 16,552       $ 11,992
                                                   ========       ========

(4)  INCOME TAXES

     The Company has incurred cumulative net operating losses through June 30, 2004 of approximately $16 million, generated from its U.S. and German operations of $8 million and $8 million, respectively. These net operating losses are the primary component of the Company's net deferred tax asset of $2.0 million as of June 30, 2004, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135 thousand of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of June 30, 2004 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections.

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

     A summary of the operations and assets by segment as of and for the three months ended June 30, 2004 and 2003, respectively are as follows:

     2004                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
     Gross revenue                         $    5,440       $     3,998       $    9,438
     Less - intercompany                       (2,615)                -           (2,615)
                                           ----------       -----------       ----------

     Total revenue - third party           $    2,825       $     3,998       $    6,823
                                           ==========       ===========       ==========

     Operating income (loss)               $    1,414       $      (344)      $    1,070
                                           ==========       ===========       ==========

     Depreciation and amortization         $      127       $        60       $      187
                                           ==========       ===========       ==========

     Interest expense                      $       11       $         6       $       17
                                           ==========       ===========       ==========

     Net income (loss)                     $      883       $      (248)      $      635
                                           ==========       ===========       ==========

     Capital expenditures                  $      318       $       182       $      500
                                           ==========       ===========       ==========

     Total assets                          $   11,903       $    34,421       $   46,324
     Less intercompany advances                     -           (11,898)         (11,898)
                                           ----------       -----------       ----------

                                           $   11,903       $    22,523       $   34,426
                                           ==========       ===========       ==========

     2003                                INTERNATIONAL     UNITED STATES     CONSOLIDATED

     Gross revenue                         $    5,151       $     6,700       $   11,851
     Less - intercompany                       (2,918)                -           (2,918)
                                           ----------       -----------       ----------

     Total revenue - third party           $    2,233       $     6,700       $    8,933
                                           ==========       ===========       ==========

     Operating income (loss)               $    1,607       $      (177)      $    1,430
                                           ==========       ===========       ==========

     Depreciation and amortization         $      122       $        60       $      182
                                           ==========       ===========       ==========

     Interest expense                      $       12       $         1       $       13
                                           ==========       ===========       ==========

     Net income                            $      807       $        11       $      818
                                           ==========       ===========       ==========

     Capital expenditures                  $      201       $        73       $      274
                                           ==========       ===========       ==========

     Total assets                          $   11,953       $    31,956       $   43,909
     Less intercompany advances                     -           (14,934)         (14,934)
                                           ----------       -----------       ----------

                                           $   11,953       $    17,022       $   28,975
                                           ==========       ===========       ==========

     A summary of the operations and assets by segment as of and for the nine months ended June 30, 2004 and 2003, respectively are as follows:

     2004                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
     Gross revenue                         $   17,371       $    13,078       $   30,449
     Less - intercompany                       (9,052)                -           (9,052)
                                           ----------       -----------       ----------

     Total revenue - third party           $    8,319       $    13,078       $   21,397
                                           ==========       ===========       ==========

     Operating income (loss)               $    3,581       $      (462)      $    3,119
                                           ==========       ===========       ==========

     Depreciation and amortization         $      376       $       226       $      602
                                           ==========       ===========       ==========

     Interest expense                      $       35       $         9       $       44
                                           ==========       ===========       ==========

     Net income (loss)                     $    2,110       $      (239)      $    1,871
                                           ==========       ===========       ==========

     Capital expenditures                  $      664       $       324       $      988
                                           ==========       ===========       ==========

     Total assets                          $   11,903       $    34,421       $   46,324
     Less intercompany advances                     -           (11,898)         (11,898)
                                           ----------       -----------       ----------

                                           $   11,903       $    22,523       $   34,426
                                           ==========       ===========       ==========


     2003                                INTERNATIONAL     UNITED STATES     CONSOLIDATED

     Gross revenue                         $   11,431       $    15,508       $   26,939
     Less - intercompany                       (4,689)                -           (4,689)
                                           ----------       -----------       ----------

     Total revenue - third party           $    6,742       $    15,508       $   22,250
                                           ==========       ===========       ==========

     Operating income (loss)               $    2,058       $      (130)      $    1,928
                                           ==========       ===========       ==========

     Depreciation and amortization         $      277       $       125       $      402
                                           ==========       ===========       ==========

     Interest expense                      $       36       $         3       $       39
                                           ==========       ===========       ==========

     Net income                            $      956       $       128       $    1,084
                                           ==========       ===========       ==========

     Capital expenditures                  $      301       $       122       $      423
                                           ==========       ===========       ==========

     Total assets                          $   11,953       $    31,956       $   43,909
     Less intercompany advances                     -           (14,934)         (14,934)
                                           ----------       -----------       ----------

                                           $   11,953       $    17,022       $   28,975
                                           ==========       ===========       ==========

(6)  LITIGATION CONTINGENCY

     A partial decision by the court of appeal in Germany has resulted in a reduction of the original judgment received against the Company regarding a dispute between the Company and a former international distributor in the amount of $405. At June 30, 2004, $465 is accrued with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial opinion.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN

In April 2003, the Company signed a renegotiated U.S. Distribution Agreement with Centerpulse Spine-Tech, now known as Zimmer Spine ("Spine"), whereby Spine has become a "stocking distributor". The effect of this new arrangement means that Spine is now invoicing the end customer directly. The new agreement also eliminates marketing fees paid to Spine included in Distribution and Marketing.

Revenues for the three months ended June 30, 2004, decreased 24% to $6,823 from $8,933 for the comparable period. However, if we would compare this quarter with 2003 considering the new arrangement with Spine, as mentioned above, the comparable quarter would have been $7,171 or a decrease in revenue from 2003 of 5%. The U.S. operation had a decrease in revenue of $2,702 from $6,700 to $3,998 for this quarter or 40%. The U.S. revenues decreased primarily, as pointed out above, as a result of the new agreement with Spine. The Company's U.S. revenues for the prior year quarter would have been $1,762 lower under the new agreement with Spine, therefore, resulting in a decrease of U.S. revenue for this quarter of 5%. The Spine business, after considering the new arrangement, decreased by $1,000, which is the direct result of over-buying by Spine at the end of the previous year. This decrease in Spine business was partially offset by an increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental ("Dental"), the Company's marketing partner. This product line contributed an increase $800 from the comparable quarter. The International operation had an increase in revenue of $592 ($250 of the increase was due to currency translation) from $2,233 to $2,825. The increase in International revenue was due to an overall increase in the European and international distributor business.

Revenues for the nine months ended June 30, 2004 decreased 4% to $21,397 from $22,250 for the comparable period. Adjusting for the new agreement with Spine, the sales for the comparable period in 2003 would have been $18,788. Therefore, revenues for the nine months ended June 30, 2004 actually increased 14% over the comparable period in 2003. Revenues from the U.S. operation increased 9% to $13,078 from $11,946 (as adjusted for the change in the new distribution arrangement with Spine) for the same period last year and revenues from the international operations increased 23% from $6,742 in 2003 to $8,319 in 2004.

Gross margins, for the three and nine months ended June 30, 2004 were 66%, as compared to 59% and 60%, respectively for the comparable periods last year. The higher gross margin was primarily due to the significant reduction in scrap as the result of improved manufacturing efficiencies from the International operation, partially offset by start-up expenses related to the introduction of bone production in the U.S. operation. Historically, the U.S. operation solely manufactured membranes or soft tissue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 4% and increased 8% for the three and nine months ended June 30, 2004, respectively, from the comparable periods last year. Third quarter expenses decreased $49. Year-to-date expenses increased $271, due to foreign exchange variance ($88), expenditures related to the hiring of an investor relations/banker firms ($108), higher legal expenses related to merger opportunities ($88) and other ($67). As a percentage of revenues, for the three and nine months ended June 30, 2004, General and Administrative expenses increased from 13% and 14% in 2003, respectively to 16% in 2004.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses were essentially flat from $2,431 to $2,408 and decreased 6% to $6,797 from $7,245 for the three and nine months ended June 30, 2004, respectively, from the comparable periods last year. The decrease was primarily due to lower marketing fees as a result of the new agreement with Spine, whereby the Spine marketing fees have been eliminated. Such fees decreased $294 for the quarter and $1,850 for the nine months ended June 30, 2004 as compared to the comparable periods in 2003. The partial offset to the decrease in the Spine marketing fees was due to higher marketing fees paid to Dental of $404 and $1,040 for the quarter and year-to-date, respectively as a result of increased Dental sales. The balance of the increase was due to increased sales efforts internationally and foreign exchange variances. For the three and nine months ended June 30, 2004, as a percentage of revenues, Distribution and Marketing expenses increased from 27% in 2003 to 35% in 2004 and decreased from 33% to 32%, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 22% and 29%, respectively, for the three and nine months ended June 30, 2004, from the comparable periods last year. The increase was due to increased development efforts in the spine, dental and ligament product areas. For the three and nine months ended June 30, 2004, as a percentage of revenues, Research and Development expenses increased from 3% in 2003 to 5% in 2004 and 4% to 5%, respectively.

LITIGATION CONTINGENCY

A partial decision by the court of appeal in Germany has resulted in a reduction of the original judgment received against the Company regarding a dispute between the Company and a former international distributor in the amount of $405. At June 30, 2004, $465 is accrued with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial opinion.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was essentially flat for the three months ended June 30, 2004 as compared to the same period last year, but for the nine months ended June 30, 2004, depreciation increased from $153 to $197, primarily due to the foreign exchange impact and additions to fixed assets.

OTHER EXPENSE

Other expenses decreased 73% and 23%, respectively, for the three and nine months ended June 30, 2004, from the comparable periods last year as a result of lower foreign exchange losses.

INTEREST EXPENSE

Interest expense was essentially flat from period to period.

NET INCOME

As a result of the above, net income for the three and nine months ended June 30, 2004 totaled $635 or $0.04 basic and diluted earnings per share and $1,871 or $0.12 basic and $0.11 diluted earnings per share, respectively, as compared to a net income of $818 or $0.05 basic and diluted earnings per and net income of $1,084 or $0.07 basic and diluted earnings per share for the same periods in 2003.

INVENTORY

Inventory has increased from $12.0 million at last year-end to $16.6 million at June 30, 2004, a $4.6 million or 38% increase. Raw materials are down 2%, which reflects the curtailment of incoming tissue, while work-in-process ("WIP") is up 64% or $2.1 million from last year-end to the end of this quarter. The increase in WIP is due solely to the increase in the inventory to support the Dental product lines. Finished goods are up 26% or $2.5 million. Here again, $1.3 million is due to the significant increase in the Dental business. The Dental business is expected to increase by approximately 90% this year versus 2003. Fascia inventories are higher than normal by $720 due to reduced demand and the anticipation of the launch of a new product line. The 4% weakening of the dollar against the Euro had the effect of increasing the inventory by $226.

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

INVENTORIES. Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods include costs attributable to direct labor and overhead. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The adequacy of these reserves is evaluated quarterly.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed, final delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price and consider delivery to have occurred at the time of shipment. Customers are provided with a limited right of return. Revenue is recognized at shipment. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and of allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from distribution fees include nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company has working capital of $18.2 million as compared to September 30, 2003 of $15.8 million. The Company maintains current working capital credit lines totaling (euro)1.5 million Euros (approximately $1.9 million) with several German banks and a $1.0 million credit line with a U.S. bank. At June 30, 2004, the Company had no borrowings against these lines.

The Company has experienced a positive cash flow of $206 for the nine months ended June 30, 2004 as compared to a positive cash flow of $1,414 for the same period in 2003. In 2003, the cash flow was influenced by increased issuance of common shares from the exercise of stock options and lower purchases of property and equipment. The primary reason for the positive cash flow in 2004 was due to cash provided by operating activities, cash from financing activities and the effect of exchange rate changes on cash, partially offset by higher purchases of property and equipment. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenues through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on the results of operations and cash flow.

Future minimum rental payments required under Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2004 are as follows:

         2005                    624
         2006                    282
         2007                    136
         2008                     74
                        ------------

                         $     1,586
                        ============

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of June 30, 2004 are as follows:


         2004            $        99
         2005                    101
         2006                    106
         2007                    113
         2008                    376
                        ------------

                         $       795
                        ============


NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB 51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of June 30, 2004.

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

PART II. OTHER INFORMATION

          ITEM 6. REPORTS ON FORM 8-K

          The Company filed no Reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                             TUTOGEN MEDICAL, INC.




Date:  August 4, 2004                         /s/ Manfred Kruger
                                              ------------------
                                              President and
                                              Chief Operating Officer


Date:  August 4, 2004                         /s/ George Lombardi
                                              ------------------
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended June 30, 2004 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 4, 2004

                                       TUTOGEN MEDICAL, INC.


                                       /s/ George Lombardi
                                       -------------------
                                       George Lombardi
                                       Chief Financial Officer, Treasurer and
                                       Secretary

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended June 30, 2004 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Manfred Krueger, as the President and Chief Operating Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 4, 2004

                                                  TUTOGEN MEDICAL, INC.


                                                  /s/ Manfred Krueger
                                                  -------------------
                                                  Manfred Krueger
                                                  President and
                                                  Chief Operating Officer

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


DATE:       AUGUST 4, 2004

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


DATE:        AUGUST 4, 2004

BY:
NAME:        /S/ MANFRED KRUEGER

TITLE:       CEO, PRESIDENT AND CHIEF OPERATING OFFICER