Form 10-Q
period 2004-12-31
TUTOGEN MEDICAL INC
filed 2005-02-14
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

XX     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934.

For the period ended December 31, 2004.

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

As of January 31, 2005 there were outstanding 15,915,960 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX




PART I.              Financial Information.                             Page No.

           ITEM 1.   Financial Statements.

                     Consolidated Balance Sheets - December 31, 2004        1
                     (unaudited) and September 30, 2004.

                     Consolidated Statements of Operations for the          2
                     three months ended December 31, 2004 and 2003(unaudited).

                     Consolidated Statements of Cash Flows for the          3
                     three months ended December 31, 2004 and 2003(unaudited).

                     Consolidated Statements of Stockholders' Equity        4
                     for the year ended September 30, 2004 and the three months ended December 31, 2004 (unaudited).

                     Notes to Consolidated Financial Statements             5
                     (unaudited).

           ITEM 2.   Management's Discussion and Analysis of Financial     10
                     Condition and Results of Operations.

           ITEM 3.   Quantitative Statements and Supplementary             13
                     Data

           ITEM 4.   Controls and Procedures                               13

PART II.   ITEM 6.   Reports on Form 8-K                                   14


SIGNATURES                                                                 15

                              PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                                  (UNAUDITED)
                                                                  DECEMBER 31,     SEPTEMBER 30,
                                                                      2004             2004
                                                                  ------------     ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $    3,199       $    5,063
    Marketable security                                                   491                -
    Accounts receivable - net of allowance for doubtful
       accounts of $203 in December 2004 and $192 in
       September 2004                                                   4,711            4,922
    Inventories - net                                                  15,167           15,072
    Deferred income taxes                                                 603              425
    Other current assets                                                  856            1,409
                                                                  ------------     ------------
                                                                       25,027           26,891

PROPERTY, PLANT AND EQUIPMENT, NET                                      6,337            6,138

DEFERRED INCOME TAXES                                                   1,288            1,318
                                                                  ------------     ------------

TOTAL ASSETS                                                       $   32,652       $   34,347
                                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other accrued expenses                    $    5,690       $    6,521
    Accrued commissions                                                 1,629            1,521
    Current portion of deferred distribution fees                         704              642
    Current portion of long-term debt                                     183              173
                                                                  ------------     ------------
                                                                        8,206            8,857

OTHER LIABILITIES
    Deferred distribution fees                                          2,617            2,580
    Long-term debt                                                        842              827

SHAREHOLDERS' EQUITY                                                   20,987           22,083
                                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   32,652       $   34,347
                                                                  ============     ============


See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED DECEMBER 31,
                                                      -------------------------------
                                                          2004              2003
                                                          ----              ----
REVENUE                                                 $    7,073       $    7,485

COST OF REVENUE                                              3,760            2,989
                                                       ------------     ------------

      Gross margin                                           3,313            4,496

OPERATING EXPENSES
   General and administrative                                1,142            1,229
   Distribution and marketing                                2,711            2,070
   Research and development                                    390              339
                                                       ------------     ------------
                                                             4,243            3,638

OPERATING (LOSS) INCOME                                       (930)             858

FOREIGN EXCHANGE LOSS                                         (579)             (40)
OTHER (EXPENSE) INCOME                                          (4)              21
INTEREST EXPENSE                                               (17)             (14)
                                                       ------------     ------------
                                                              (600)             (33)

(L0SS) INCOME BEFORE INCOME TAX EXPENSE                     (1,530)             825

Income (benefit) tax expense                                  (148)             243
                                                       ------------     ------------

NET (LOSS) INCOME                                       $   (1,382)      $      582
                                                       ============     =============

Comprehensive Income:
     Foreign currency translation adjustments                  286              190
                                                       ------------     ------------

COMPREHENSIVE (LOSS) INCOME                             $   (1,096)      $      772
                                                       ============     =============

AVERAGE SHARES OUTSTANDING FOR BASIC
     (LOSS) EARNINGS PER SHARE                          15,915,960       15,667,195
                                                       ============     =============

BASIC (LOSS) EARNINGS PER SHARE                         $    (0.09)      $     0.04
                                                       ============     =============

AVERAGE SHARES OUTSTANDING FOR DILUTED
     (LOSS) EARNINGS PER SHARE                          15,915,960       16,682,431
                                                       ============     =============

DILUTED (LOSS) EARNINGS PER SHARE                       $    (0.09)      $     0.04
                                                       ============     =============

See accompanying Notes to Consolidated Financial Statements


                         TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)


                                                         THREE MONTHS ENDED DECEMBER 31,
                                                         -------------------------------
                                                              2004              2003
                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                          $    (1,382)     $       582
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation and amortization                                    190              189
  Deferred distribution fees revenue                              (172)            (157)
  Deferred income taxes                                           (148)              41
  Reserve for obsolesence                                          (62)               -
  Changes in assets and liabilities:
     Accounts receivable                                           469            1,009
     Inventories                                                   359             (909)
     Other current assets                                          633              500
     Accounts payable and other accrued expenses                (1,737)            (558)
     Accrued commissions                                           107               28
                                                          -------------    -------------

        Net cash (used in) provided by operating
           activities                                           (1,743)             725

CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in a marketable security                            (491)               -
   Purchase of property and equipment                             (389)            (194)
                                                          -------------    -------------
        Net cash used in investing activities                     (880)            (194)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                         -                2
    Repayment of long-term debt                                    (34)             (15)
                                                          -------------    -------------
         Net cash provided by financing activities                 (34)             (13)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                            793               64
                                                          -------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (1,864)             582

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,063            5,049
                                                          -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     3,199      $     5,631
                                                          =============    =============


SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                        $        17      $        14
                                                          =============    =============

      Income taxes paid                                    $        61      $         -
                                                          =============    =============

See accompanying Notes to Consolidated Financial Statements


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED SEPTEMBER 30, 2004 AND THREE MONTHS ENDED DECEMBER 31, 2004
(Unaudited)
(In Thousands, Except for Share Data)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------


                                                                          ACCUMULATED                                COMMON
                                                COMMON      ADDITIONAL       OTHER                                   SHARES
                                                STOCK        PAID-IN     COMPREHENSIVE  ACCUMULATED                ISSUED AND
                                              ($.01 PAR)     CAPITAL       INCOME (1)     DEFICIT       TOTAL      OUTSTANDING
BALANCE, OCTOBER 1, 2003                      $     157     $  35,980      $       81   $  (18,172)   $  18,046     15,667,110

  Stock issued on exercise of options                 2           365               -            -          367        248,850
  Net income                                          -             -               -        1,503        1,503              -
  Foreign currency translation adjustment             -             -           2,167            -        2,167              -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, SEPTEMBER 30, 2004                         159        36,345           2,248      (16,669)      22,083     15,915,960

  Net (loss) income                                   -             -               -       (1,382)      (1,382)             -
  Foreign currency translation adjustment             -             -             286            -          286              -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, June 30, 2004                        $     159     $  36,345      $    2,534   $  (18,051)   $  20,987     15,915,960
                                              =========     =========      ==========   ==========    =========    ===========


(1) Represents foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2004
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

(2)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet of the of the Company as of December 31, 2004 and the unaudited results of operations for the three months ended December 31, 2004 and 2003 and the unaudited cash flows for the three months ended December 31, 2004 and 2003 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2005. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2004.

(3)     NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised), SHARE-BASED PAYMENT,that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of FASB No. 123 (Revised) is not expected to have a material impact on the results of operations or financial position of the Company.

        In November 2004, the FASB issued Statement 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FASB No. 151 is not expected to have a material impact on the results of operations or financial position of the Company.

        In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB 51. FIN No. 46 defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of December 31, 2004.

(4)     STOCK-BASED AWARDS

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

        The following table reconciles net (loss) income and basic and diluted
        (loss) earnings per share ("EPS"), as reported, to pro-forma net (loss) income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.

                                                                      Three Months Ended
                                                                          December 31,
                                                                       2004         2003
                                                                       ----         ----
        Net (loss) income, as reported:                              ($1,382)        $582

        Pro-forma expense as if stock options were
             charged against net (loss) income                            10           16
                                                                     --------     --------

        Pro-forma net (loss) income using the fair value method      ($1,392)        $566
                                                                     ========     ========

        Basic EPS:
        As reported                                                   ($0.09)       $0.04

        Pro forma using the fair value method                         ($0.09)       $0.04

        Diluted EPS:
        As reported                                                   ($0.09)       $0.04
        Pro forma using the fair value method                         ($0.09)       $0.03

(5)     MARKETABLE SECURITY

        The marketable security represents one U.S. Treasury Note with a face value of $490 and a coupon rate of 1.875% maturing on December 31, 2005.

(6)     INVENTORIES

        Major classes of inventory at December 31, 2004 and September 30, 2004 were as follows:

                                                  December 31,    September 30,
                                                      2004            2004
                                                      ----            ----

            Raw materials                          $   2,462       $   2,171
            Work in process                            6,692           6,560
            Finished goods                             8,540           8,791
                                                   ---------       ---------
                                                      17,694          17,522
            Less reserves for obsolescence             2,527           2,450
                                                   ---------       ---------

                                                   $  15,167       $  15,072
                                                   =========       =========

(7)     INCOME TAXES

        The Company has incurred cumulative net operating losses ("NOL's") through December 31, 2004 of approximately $12 million, generated from its U.S. and German operations of $9 million and $3 million, respectively. These net operating losses are the primary component of the Company's net deferred tax asset of $1.9 million as of December 31, 2004, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135 thousand of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. The Company continually reviews the adequacy and necessity of the valuation allowance and recognizes these benefits only as reassessment, based on recent developments including income from new contracts, indicates that it is more likely than not that the benefits will be realized. As of December 31, 2004 the Company continues to record the existing valuation allowance on its U.S. operations and has not provided a valuation allowance on its German operations based upon future taxable income projections and the NOL's in the German operation have no expiration date.

(8)     SEGMENT DATA

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

        A summary of the operations and assets by segment as of and for the three months ended December 31, 2004 and 2003, respectively areas follows:

     2004                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
     Gross revenue                         $    3,964       $     4,916       $    8,880
     Less - intercompany                       (1,807)                -           (1,807)
                                           ----------       -----------       ----------

     Total revenue - third party           $    2,157       $     4,916       $    7,073
                                           ==========       ===========       ==========

     Depreciation and amortization         $      126       $        64       $      190
                                           ==========       ===========       ==========

     Operating (loss)                      $     (405)      $      (525)      $     (930)
                                           ==========       ===========       ==========

     Interest expense                      $       12       $         5       $       17
                                           ==========       ===========       ==========

     Net (loss)                            $     (438)      $      (944)      $   (1,382)
                                           ==========       ===========       ==========

     Capital expenditures                  $      355       $        34       $      389
                                           ==========       ===========       ==========

     Identifiable assets                   $   11,062       $    21,590       $   32,652
                                           ==========       ===========       ==========


     2003                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
     Gross revenue                         $    5,695       $     5,063       $   10,758
     Less - intercompany                       (3,273)                -           (3,273)
                                           ----------       -----------       ----------

     Total revenue - third party           $    2,422       $     5,063       $    7,485
                                           ==========       ===========       ==========

     Operating income                      $      765       $        93       $      858
                                           ==========       ===========       ==========

     Depreciation and amortization         $      134       $        55       $      189
                                           ==========       ===========       ==========

     Interest expense                      $       12       $         2       $       14
                                           ==========       ===========       ==========

     Net income                            $      446       $       136       $      582
                                           ==========       ===========       ==========

     Capital expenditures                  $      164       $        30       $      194
                                           ==========       ===========       ==========

     Identifiable assets                   $    8,316       $    22,909       $   31,225
                                           ==========       ===========       ==========

(9)     SUBSEQUENT EVENT

        In January 2005, the Company has entered into a foreign exchange hedging transaction of $700 per month for a three-month period totaling $2.1 million to purchase euros at a predetermined exchange rate. These amounts represent payments for intercompany purchase transactions with its German subsidiary.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN

Revenues for the three months ended December 31, 2004, decreased 5% to $7,073 from $7,485 in 2003. Foreign currency translations had the effect of increasing total revenues by $320. The U.S. operation had a slight decrease in revenue of $147 from $5,063 to $4,916 for this quarter or 3%. The spine revenues decreased $1.0 million from $2.1 to $1.1 million this quarter due solely to the fulfillment of approximately $1.0 million of backorders in 2003. The decrease in Spine business was offset by an increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental ("Dental"), the Company's marketing partner. This product line contributed an increase of $1.2 million or 85% from the comparable quarter. The urology business decreased $194 as the demand has decreased due to competition from synthetic users. The International operation had an decrease in revenue of $265 from $2,422 to $2,157. The decrease in International revenue was due to a temporary delay in the renewal of the CE marks ("European Conformity") on certain products, which have now been resolved.

Gross margin, for the three months ended December 31, 2004 was 47%, as compared to 60% for the comparable period last year. The lower gross margin was due to an unfavorable product mix of lower margin products from the dental product revenues versus the higher margin spine revenues and higher production costs due to the strengthening of the euro against the U.S. dollar. The spine revenues decreased to 15% of total revenues versus 27% a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 7% as the result cost control measures, despite an increase of $48 due to the translation of the euro-based expenses as the result of the weakening of the U.S. dollar, for the three months ended December 31, 2004, from the comparable period last year. As a percentage of revenues, for the three months ended December 31, 2004, General and Administrative expenses remained at 16% for 2004 and 2003.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased from $2,106 to $2,711 or 29% for the three months ended December 31, 2004 from the comparable period last year. The increase was primarily due to higher marketing fees paid to Dental of $1,252 versus $649 a year ago as a result of an 85% increase in Dental sales. In addition, the translation of the euro-based expenses as the result of the weakening of the U.S. dollar had an unfavorable impact of $103. For the three months ended December 31, 2004, as a percentage of revenues, Distribution and Marketing expenses increased from 28% in 2003 to 38% in 2004.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 15% for the three months ended December 31, 2004, from the comparable period last year. The increase was primarily due to the translation of the euro-based expenses as the result of the weakening of the U.S. dollar. For the three months ended December 31, 2004, as a percentage of revenues, Research and Development expenses increased from 5% in 2003 to 6% in 2004.

FOREIGN EXCHANGE LOSSES

Foreign exchange losses increased to $579 from $40 for the three months ended December 31, 2004 and 2003, respectively. This was primarily the result of higher foreign exchange losses due to the weakness of the dollar versus the euro and higher inter-company balances at quarter-end.

OTHER EXPENSE (INCOME)

Other expenses increased were $4 compared to other income of $21 a year ago due primarily to higher interest income in 2003.

INTEREST EXPENSE

Interest expense was essentially flat from period to period.

NET (LOSS) INCOME

As a result of the above, net loss for the three months ended December 31, 2004 totaled $1,382 or $0.09 basic and diluted loss per share, as compared to a net income of $582 or $0.04 basic and diluted earnings per share for the comparable period in 2003.

INVENTORY

Inventory was essentially flat, from $15.1 million at last fiscal year-end to $15.2 million at December 31, 2004. The 9% weakening of the dollar against the Euro had the effect of increasing the inventory by $419. Raw materials are up 13%, which reflects the receipt of higher than anticipated shipments of human tissue towards the end of the quarter, while work-in-process ("WIP") is up 2%. The increase in WIP is due solely to the increase in inventory to support the Dental product lines. Finished goods are down 2% reflecting the sell-through of the slow-moving inventory.

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

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Euro for the years 2004 and 2003. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, non-cash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $579 in 2004 and $40 in 2003. The exchange rates at December 31, 2004 and December 31, 2003 were euro 0.77/U.S. dollar and euro 0.84/U.S. Dollar, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company has working capital of $16.8 million as compared to September 30, 2004 of $18.0 million. The Company maintains current working capital credit lines totaling 1.5 million euros (approximately $2.0 million) with several German banks and a $1.0 million credit line with a U.S. bank. At December 31, 2004, the Company had no borrowings against these lines.

The Company has experienced a negative cash flow of $1.4 million for the three months ended December 31, 2004 as compared to a positive cash flow of $582 for the same period in 2003. The primary reason for the negative cash flow in 2004 was due to the net loss this quarter and the payments for capital expenditures associated with the completion of a new clean room at the German manufacturing facility. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenues through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on the results of operations and cash flow.

Future minimum rental payments required under Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows:

         2005                         $     1,045
         2006                                 492
         2007                                 274
         2008                                 164
         2009                                  65
                                     ------------

                                      $     2,040
                                     ============

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of December 31, 2004 are as follows:

         2005                         $       183
         2006                                 193
         2007                                 178
         2008                                 471
                                     ------------

                                      $     1,025
                                     ============

ITEM 3. QUANTITATIVE STATEMENTS AND SUPPLEMENTARY DATA

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative Statements and Supplementary Data, in the Annual Report on Form 10K for the year ended September 30, 2004. There have been no significant changes in our market risk exposures form the fiscal 2004 year-end, except that in January 2005, the Company has now engaged in a hedging program as explained in Note 9, Subsequent Event, of the Notes to the Consolidated Financial Statements.

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

PART II. OTHER INFORMATION

                ITEM 6. REPORTS ON FORM 8-K

                The Company filed no Reports on Form 8-K during the quarter ended December 31, 2004.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.


                                            TUTOGEN MEDICAL, INC.



Date: February 11, 2005                     /s/ Guy L. Mayer
                                            ----------------
                                            Chief Executive Officer


Date: February 11, 2005                     /s/ George Lombardi
                                            -----------------------
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended December 31, 2004 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 11, 2005

                                             TUTOGEN MEDICAL, INC.


                                             /s/ George Lombardi
                                             -------------------
                                             George Lombardi
                                             Chief Financial Officer, Treasurer
                                             and Secretary

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of Tutogen Medical, Inc. (the "Company") for the three months ended December 31, 2004 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Guy L. Mayer, as the Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 11, 2005


                                              TUTOGEN MEDICAL, INC.


                                              /s/ Guy L. Mayer
                                              ----------------
                                              Chief Executive Officer

CERTIFICATION

I GEORGE LOMBARDI CERTIFY THAT:

1.      I HAVE REVIEWED THIS QUARTERLY REPORT ON FORM 10-Q OF TUTOGEN MEDICAL,
        INC.

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


DATE:        FEBRUARY 11, 2005

BY:
NAME:        /S/ GEORGE LOMBARDI

TITLE:       CHIEF FINANCIAL OFFICER,
             TREASURER AND SECRETARY

CERTIFICATION


I GUY L. MAYER CERTIFY THAT:

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


DATE:       FEBRUARY 11, 2005

BY:
NAME:       /S/ GUY L. MAYER

TITLE:      CHIEF EXECUTIVE OFFICER