Form 10-Q
period 2005-03-31
TUTOGEN MEDICAL INC
filed 2005-05-12
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

XX     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934.

For the period ended March 31, 2005.

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

As of April 30, 2005 there were outstanding 15,920,960 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.              Financial Information.                                Page
                                                                           No.

          ITEM 1.    Financial Statements.

                     Consolidated Balance Sheets - March 31, 2005            1
                     (unaudited) and September 30, 2004.

                     Consolidated Statements of Operations for the           2
                     three and six months ended March 31, 2005 and 2004(unaudited).

                     Consolidated Statements of Cash Flows for the six       3
                     months ended March 31, 2004 and 2004 (unaudited).

                     Consolidated Statements of Stockholders' Equity         4
                     for the year ended September 30, 2004 and the six months ended March 31, 2005 (unaudited).

                     Notes to Consolidated Financial Statements              5
                     (unaudited).

          ITEM 2.    Management's Discussion and Analysis of Financial      11
                     Condition and Results of Operations.

          ITEM 3.    Quantitative Statements and Supplementary              15
                     Data.

          ITEM 4.    Controls and Procedures.                               15

PART II.             Other Information.                                     16

          ITEM 4.    Submission of Matters to a Vote of Security-           16
                     Holders

          ITEM 6.    Reports on Form 8-K                                    16

SIGNATURES                                                                  17

                                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                             TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS)


                                                                   (UNAUDITED)
                                                                    MARCH 31,      SEPTEMBER 30,
                                                                      2005             2004
                                                                  ------------     ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $    2,551       $    5,063
    Marketable security                                                   491                -
    Accounts receivable - net of allowance for doubtful
       accounts of $221 in March 2005 and $192 in
       September 2004                                                   4,534            4,922
    Inventories - net                                                  13,459           15,072
    Deferred income taxes                                                 582              425
    Other current assets                                                1,331            1,409
                                                                  ------------     ------------
                                                                       22,948           26,891

PROPERTY, PLANT AND EQUIPMENT, NET                                      6,374            6,138

DEFERRED INCOME TAXES                                                   1,653            1,318
                                                                  ------------     ------------

TOTAL ASSETS                                                       $   30,975       $   34,347
                                                                  ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other accrued expenses                    $    5,639       $    6,521
    Accrued commissions                                                 1,944            1,521
    Current portion of deferred distribution fees                         676              642
    Current portion of long-term debt                                     186              173
                                                                  ------------     ------------
                                                                        8,445            8,857

OTHER LIABILITIES
    Deferred distribution fees                                          2,346            2,580
    Long-term debt                                                        780              827

SHAREHOLDERS' EQUITY                                                   19,404           22,083
                                                                  ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   30,975       $   34,347
                                                                  ============     ============


See accompanying Notes to Consolidated Financial Statements.

                                               1

                                        TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                     (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                     ----------------------------      --------------------------
                                                        2005             2004             2005             2004
                                                        ----             ----             ----             ----
REVENUE                                               $    7,554       $    7,089       $   14,627       $   14,574

COST OF REVENUE                                            4,801            1,998            8,561            4,987
                                                     ------------     ------------     ------------     ------------

       Gross margin                                        2,753            5,091            6,066            9,587

OPERATING EXPENSES
    General and administrative                             1,289            1,238            2,431            2,416
    Distribution and marketing                             2,786            2,275            5,497            4,397
    Research and development                                 452              386              842              725
                                                     ------------     ------------     ------------     ------------
                                                           4,527            3,899            8,770            7,538

OPERATING (LOSS) INCOME                                   (1,774)           1,192           (2,704)           2,049

FOREIGN EXCHANGE GAIN (LOSS)                                 183              (72)            (397)            (111)
OTHER INCOME                                                  24                9               20               31
INTEREST EXPENSE                                             (16)             (13)             (32)             (27)
                                                     ------------     ------------     ------------     ------------
                                                             191              (76)            (409)            (107)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE                   (1,583)           1,116           (3,113)           1,942

Income (benefit) tax expense                                (344)             463             (492)             706
                                                     ------------     ------------     ------------     ------------

NET (LOSS) INCOME                                     $   (1,239)      $      653       $   (2,621)      $    1,236
                                                     ============     ============     ============     ============

Comprehensive Income:
    Foreign currency translation adjustments                (344)           1,189              (58)           1,389
                                                     ------------     ------------     ------------     ------------

COMPREHENSIVE (LOSS) INCOME                           $   (1,583)      $    1,842       $   (2,679)      $    2,625
                                                     ============     ============     ============     ============

AVERAGE SHARES OUTSTANDING FOR BASIC
    (LOSS) EARNINGS PER SHARE                         15,915,960       15,738,218       15,915,960       15,702,512
                                                     ============     ============     ============     ============

BASIC (LOSS) EARNINGS PER SHARE                       $    (0.08)      $     0.04       $    (0.16)      $     0.08
                                                     ============     ============     ============     ============

AVERAGE SHARES OUTSTANDING FOR DILUTED
    (LOSS) EARNINGS PER SHARE                         15,915,960       16,566,237       15,915,960       16,602,321
                                                     ============     ============     ============     ============

DILUTED (LOSS) EARNINGS PER SHARE                     $    (0.08)      $     0.03       $    (0.16)      $     0.07
                                                     ============     ============     ============     ============


See accompanying Notes to Consolidated Financial Statements


                                                          2


                              TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)


                                                                    SIX MONTHS ENDED MARCH 31,
                                                                    --------------------------
                                                                      2005             2004
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                  $   (2,621)      $    1,236
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization                                           382              473
  Deferred distribution fees revenue                                     (326)            (321)
  Deferred income taxes                                                  (492)             706
  Reserve for obsolesence                                                 115                -
  Changes in assets and liabilities:
     Accounts receivable                                                  520            1,187
     Inventories                                                        1,672           (3,165)
     Other current assets                                                 134              274
     Accounts payable and other accrued expenses                       (1,568)              49
     Accrued commissions                                                  423               76
                                                                  ------------     ------------
        Net cash (used in) provided by operating activities            (1,761)             515


CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in a marketable security                                   (491)               -
   Purchase of property and equipment                                    (617)            (542)
                                                                  ------------     ------------
        Net cash used in investing activities                          (1,108)            (542)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                -              153
    Repayment of long-term debt                                           (67)             (39)
                                                                  ------------     ------------
         Net cash (used in) provided by financing activities              (67)             114


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   424              302
                                                                  ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (2,512)             389

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,063            5,049
                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    2,551       $    5,438
                                                                  ============     ============

----------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                $       32       $       27
                                                                  ============     ============

      Income taxes paid                                            $       61       $        -
                                                                  ============     ============


See accompanying Notes to Consolidated Financial Statements


                                                3


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED SEPTEMBER 30, 2004 AND SIX MONTHS ENDED MARCH 31, 2005
(Unaudited)
(In Thousands, Except for Share Data)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------


                                                                          ACCUMULATED                                COMMON
                                                COMMON      ADDITIONAL       OTHER                                   SHARES
                                                STOCK        PAID-IN     COMPREHENSIVE  ACCUMULATED                ISSUED AND
                                              ($.01 PAR)     CAPITAL       INCOME (1)     DEFICIT       TOTAL      OUTSTANDING
BALANCE, OCTOBER 1, 2003                      $     157     $  35,980      $       81   $  (18,172)   $  18,046     15,667,110

  Stock issued on exercise of options                 2           365               -            -          367        248,850
  Net income                                          -             -               -        1,503        1,503              -
  Foreign currency translation adjustment             -             -           2,167            -        2,167              -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, SEPTEMBER 30, 2004                         159        36,345           2,248      (16,669)      22,083     15,915,960

  Net loss                                            -             -               -       (2,621)      (2,621)             -
  Foreign currency translation adjustment             -             -             (58)           -          (58)             -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, March 31, 2005                       $     159     $  36,345      $    2,190   $  (19,290)   $  19,404     15,915,960
                                              =========     =========      ==========   ==========    =========    ===========


(1)  Represents foreign currency translation adjustments.
See accompanying Notes to Consolidated Financial Statements.


                                                               4

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)

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

(2)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet of the of the Company as of March 31, 2005 and the unaudited results of operations for the three and six months ended March 31, 2005 and 2004 and the unaudited cash flows for the six months ended March 31, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results, which may be expected for the fiscal year ending September 30, 2005. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2004.

(3)     NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised, "SFAS 123R"), SHARE-BASED PAYMENT, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the compliance date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ended March 31, 2006. The adoption of FASB No. 123 (Revised) is not expected to have a material impact on the results of operations or financial position of the Company.

        In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff"s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on our implementation and adoption of SFAS No. 123R.

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

        In January 2003, the FASB issued FIN No. 46, as restated by FIN No. 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND AN INTERPRETATION OF ARB 51. FIN No. 46 defines when a business enterprisemust consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities as of March 31, 2005.

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


                                                                 Three Months Ended      Six Months Ended
                                                                       March 31,              March 31,
                                                                    2005      2004        2005      2004
                                                                    ----      ----        ----      ----
        Net (loss) income, as reported:                           ($1,239)      $653     ($2,621)   $1,236

        Pro-forma expense as if stock options were
           charged against net (loss) income                            22         5          31        21
                                                                  --------  --------    --------  --------

        Pro-forma net (loss) income using the fair value method    ($1,261)     $648     ($2,652)   $1,215
                                                                  ========  ========    ========  ========

        Basic EPS:
        As reported                                                 ($0.08)    $0.04      ($0.16)    $0.08
        Pro forma using the fair value method                       ($0.08)    $0.04      ($0.17)    $0.07

        Diluted EPS:
        As reported                                                 ($0.08)    $0.03      ($0.16)    $0.08
        Pro forma using the fair value method                       ($0.08)    $0.03      ($0.16)    $0.07

(5)     MARKETABLE SECURITY

        The marketable security represents one U.S. Treasury Note with a face value of $491 and a coupon rate of 1.875% maturing on December 31, 2005.

(6)     INVENTORIES

        Major classes of inventory at March 31, 2005 and September 30, 2004 were as follows:

                                                     March 31,    September 30,
                                                       2005            2004
                                                       ----            ----

             Raw materials                           $   1,744      $   2,171
             Work in process                             6,939          6,560
             Finished goods                              7,405          8,791
                                                     ---------      ---------
                                                        16,088         17,522
             Less reserves for obsolescence              2,629          2,450
                                                     ---------      ---------

                                                     $  13,459      $  15,072
                                                     =========      =========

(7)     INCOME TAXES

        The Company has approximately $10,700 of federal net operating loss carryforwards expiring beginning in 2008 and state net operating loss carryforwards of approximately $13,400 that will begin to expire in 2005.

        The Company has a corporate net operating loss carryforward for German income tax purposes of approximately $4,300 (3,210 Euros), and a trade net operation loss carryforward for German income tax purposes of approximately $1,600 (1,186 Euros), which can be carried forward indefinitely. These net operating losses are the primary component of the Company's net deferred tax asset of $2.2 million as of March 31, 2005, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135 thousand of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. As of September 2002, the Company eliminated the full valuation allowance on its International operations based upon future taxable income projections and its ability, based on German tax law, to carryforward its net operatinglosses indefinitely. As of March 31, 2005 the Company continues to record the existing valuation allowance on its U.S. operations.

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

        A summary of the operations and assets by segment as of and for the three months ended March 31, 2005 and 2004, respectively areas follows:

        2005                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
        Gross revenue                         $    4,285       $     4,728       $    9,013
        Less - intercompany                       (1,459)                -           (1,459)
                                              ----------       -----------       ----------

        Total revenue - third party           $    2,826       $     4,728       $    7,554
                                              ==========       ===========       ==========

        Operating loss                        $     (778)      $      (996)      $   (1,774)
                                              ==========       ===========       ==========

        Depreciation and amortization         $      129       $        64       $      193
                                              ==========       ===========       ==========

        Interest expense                      $       12       $         4       $       16
                                              ==========       ===========       ==========

        Net loss                              $     (586)      $      (653)      $   (1,239)
                                              ==========       ===========       ==========

        Capital expenditures                  $      196       $        31       $      227
                                              ==========       ===========       ==========

        Total identifiable assets             $   17,220       $    13,755       $   30,975
                                              ==========       ===========       ==========


        2004                                INTERNATIONAL     UNITED STATES     CONSOLIDATED

        Gross revenue                         $    6,236       $     4,016       $   10,252
        Less - intercompany                       (3,163)                -           (3,163)
                                              ----------       -----------       ----------

        Total revenue - third party           $    3,073       $     4,016       $    7,089
                                              ==========       ===========       ==========

        Operating income (loss)               $    1,402       $      (210)      $    1,192
                                              ==========       ===========       ==========

        Depreciation and amortization         $      113       $        60       $      173
                                              ==========       ===========       ==========

        Interest expense                      $       12       $         1       $       13
                                              ==========       ===========       ==========

        Net income (loss)                     $      780       $      (127)      $      653
                                              ==========       ===========       ==========

        Capital expenditures                  $      178       $        60       $      238
                                              ==========       ===========       ==========

        Total identifiable assets             $   18,455       $    15,166       $   33,621
                                              ==========       ===========       ==========

        A summary of the operations and assets by segment as of and for the six months ended March 31, 2005 and 2004, respectively are as follows:

        2005                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
        Gross revenue                         $    8,249       $     9,644       $   17,893
        Less - intercompany                       (3,266)                -           (3,266)
                                              ----------       -----------       ----------

        Total revenue - third party           $    4,983       $     9,644       $   14,627
                                              ==========       ===========       ==========

        Operating loss                        $   (1,183)      $    (1,521)      $   (2,704)
                                              ==========       ===========       ==========

        Depreciation and amortization         $      254       $       128       $      382
                                              ==========       ===========       ==========

        Interest expense                      $       24       $         8       $       32
                                              ==========       ===========       ==========

        Net loss                              $   (1,024)      $    (1,597)      $   (2,621)
                                              ==========       ===========       ==========

        Capital expenditures                  $      552       $        65       $      617
                                              ==========       ===========       ==========

        Total identifiable assets             $   17,220       $    13,755       $   30,975
                                              ==========       ===========       ==========


        2004                                INTERNATIONAL     UNITED STATES     CONSOLIDATED

        Gross revenue                         $   11,932       $     9,079       $   21,011
        Less - intercompany                       (6,437)                -           (6,437)
                                              ----------       -----------       ----------

        Total revenue - third party           $    5,495       $     9,079       $   14,574
                                              ==========       ===========       ==========

        Operating income (loss)               $    2,167       $      (118)      $    2,049
                                              ==========       ===========       ==========

        Depreciation and amortization         $      247       $       226       $      473
                                              ==========       ===========       ==========

        Interest expense                      $       24       $         3       $       27
                                              ==========       ===========       ==========

        Net income                            $    1,226       $        10       $    1,236
                                              ==========       ===========       ==========

        Capital expenditures                  $      341       $       201       $      542
                                              ==========       ===========       ==========

        Total identifiable assets             $   18,455       $    15,166       $   33,621
                                              ==========       ===========       ==========

(9)     HEDGING TRANSACTION

        The Company entered into forward foreign exchange contracts as hedges to reduce the risk from exchange rate fluctuations on intercompany inventory purchases with its German subsidiary. At March 31, 2005, the Company had foreign exchange contracts of $700 per month for a period through July 25, 2005, totaling $2.8 million. At March 31, 2005, the fair value of these contracts resulted in immaterial unrealized losses.

(10)    LEGAL PROCEEDINGS

        The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of its business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

        In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406. At March 31, 2005 and September 30, 2004, the Company accrued $476 with respect to the remaining appeal and legal costs.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN

Revenues for the three months ended March 31, 2005, increased 7% to $7,554 from $7,089 in 2004. Foreign currency translations had the effect of increasing total revenues by $204. The U.S. operation had an 18% increase in revenues from $4,017 in 2004 to $4,728 for this quarter. This increase was fueled by the continuing increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental ("Dental"), the Company's marketing partner. The Dental business increased 90% from a year ago. The spine revenues continue to be impacted by the high inventory levels at the Company's marketing partner, Zimmer Spine. The urology business continues to be flat due to competition from synthetic users. The International operation had a decrease in revenue of $246 from $3,072 to $2,826. The decrease in International revenue was primarily due to the resolution of certain regulatory issues in France and a temporary backlog of xenograft product lines. An analysis of revenues by major business segment is as follows:

          ------------------------ ------------ ------------- ------------ -------------

          (000's omitted)              Three        Three          Six          Six
                                       Months       Months        Months       Months
          ------------------------ ------------ ------------- ------------ -------------
                                      3/31/05      3/31/04       3/31/05      3/31/04
          ------------------------ ------------ ------------- ------------ -------------

          ------------------------ ------------ ------------- ------------ -------------
          Spine                          483          1,033        1,533        3,083
          ------------------------ ------------ ------------- ------------ -------------
          Dental                       3,102          1,633        5,701        3,023
          ------------------------ ------------ ------------- ------------ -------------
          Urology                        657            742        1,368        1,646
          ------------------------ ------------ ------------- ------------ -------------
          Ophthalmic                     253            340          641          748
          ------------------------ ------------ ------------- ------------ -------------
          Other                          233            269          401          579
          ------------------------ ------------ ------------- ------------ -------------
             Total - U.S.              4,728          4,017        9,644        9,079
          ------------------------ ------------ ------------- ------------ -------------

          ------------------------ ------------ ------------- ------------ -------------
          Germany                        579            747          899       1,474
          ------------------------ ------------ ------------- ------------ -------------
          France                         212            622          627       1,002
          ------------------------ ------------ ------------- ------------ -------------
          ROW                          1,884          1,559        3,157        2,739
          ------------------------ ------------ ------------- ------------ -------------
          Other                          151            144          300          280
          ------------------------ ------------ ------------- ------------ -------------
             Total-International       2,826          3,072        4,983        5,495
          ------------------------ ------------ ------------- ------------ -------------

          ------------------------ ------------ ------------- ------------ -------------
          Total Consolidated           7,554          7,089       14,627       14,574
          ------------------------ ------------ ------------- ------------ -------------

Gross margin, for the three and six months ended March 31, 2005 was 36% and 41%, respectively, as compared to 72% and 66%, respectively for the comparable periods last year. The lower gross margin was due to an unfavorable product mix of lower margin products from the dental product revenues versus the higher margin spine revenues and higher production costs due to the strengthening of the euro against the U.S. dollar. Year-to-date spine revenues have decreased to 10% of total revenues versus 21% a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 8% for the three months ended March 31, 2005 from the comparable period last year and remain flat at $2,431 for the year-to-date versus $2,420 for the comparable period last year. The increase for the quarter was primarily due to the translation of the euro-based expenses as the result of the weakening of the U.S. dollar. As a percentage of revenues, for the three and six months ended March 31, 2005, General and Administrative expenses remained at 17% for 2005 and 2004.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 20% and 25% for the three and six months ended March 31, 2005, respectively, from the comparable periods last year. The increase was primarily due to higher marketing fees paid to Dental of $1,416 versus $748 a year ago as a result of a 90% increase in Dental revenues, partially offset by a decrease in expenses as part of a reorganization of the international sales group. As a percentage of revenues, for the three and six months ended March 31, 2005, Distribution and Marketing expenses increased from 33% and 30%, respectively in 2004 to 37% for 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 17% and 16% for the three and six months ended March 31, 2005, respectively, from the comparable periods last year. The increase was primarily due to the translation of the euro-based expenses as the result of the weakening of the U.S. dollar. As a percentage of revenues, for the three and six months ended March 31, 2005, Research and Development expenses increased from 5% to 6% for 2005 and 2004.

FOREIGN EXCHANGE GAIN/(LOSS)

The Company had a foreign exchange gain for the quarter of $183 as the dollar gained some ground against the euro at March 31, 2005. However, for the six months ended March 31, 2005, there is a foreign exchange loss of $397. This was the result of the settlement of inter-company payments due to the weakness of the dollar versus the euro during this period.

OTHER EXPENSE (INCOME)

Other expenses increased by $19 and decreased by $11, for the three and six months ended March 31 2005, respectively, from the comparable periods a year ago, primarily due to fluctuations in interest income.

INTEREST EXPENSE

Interest expense was essentially flat from period to period.

NET (LOSS) INCOME

As a result of the above, net loss for the three and six months ended March 31, 2005 totaled $1,239 or $0.8 basic and diluted loss per share and $2,621 or $0.16 basic and diluted loss per share, as compared to a net income of $653 or $0.04 basic and $0.03 diluted earnings per share and $1,236 or $0.08 basic and $0.07 diluted earnings per share for the comparable periods in 2004.

INVENTORY

Inventory decreased 11%, from $15.1 million at last fiscal year-end to $13.5 million at March 31, 2005. Raw materials are down 20%, which reflects the delay in the receipt of shipments of human tissue from the European procurement sites, while work-in-process ("WIP") is up 6%. The increase in WIP is due solely to the increase in inventory to support the Dental product lines. Finished goods are down 16% reflecting the sell-through of the slow-moving inventory.

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

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Euro for the years 2005 and 2004. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year.

The resulting translation adjustments, representing unrealized, non-cash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $397 in 2004 and $111 in 2004. The exchange rates at March 31, 2005 and 2004 were dollar 1.34/euro and dollar 1.23/euro, respectively.

DERIVATIVE INSTRUMENTS. The Company has forward foreign exchange contracts, which have been designated as a cash flow hedge. The effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company has working capital of $14.5 million as compared to September 30, 2004 of $18.0 million. The Company maintains current working capital credit lines totaling 1.5 million euros (approximately $1.9 million) with several German banks and a $1.0 million credit line with a U.S. bank. At March 31, 2005, the Company had no borrowings against these lines.

The Company has experienced a negative cash flow of $2,512 for the six months ended March 31, 2005 as compared to a positive cash flow of $389 for the same period in 2004. The primary reason for the negative cash flow in 2005 was due to the net loss for the six-month period and the payments for capital expenditures associated with the completion of a new clean room at the German manufacturing facility. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenues through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on the results of operations and cash flow.

Future minimum rental payments required under Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2005 are as follows:

                     2005                         $   967
                     2006                             695
                     2007                             575
                     2008                             440
                     2009                              68
                                               ------------

                                                  $ 2,745
                                               ============

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of March 31, 2005 are as follows:

                     2005                         $   186
                     2006                             195
                     2007                             163
                     2008                             422
                                               ------------
                                                  $   966
                     Less current portion             186
                                               ------------

                                                  $   780
                                               ============

ITEM 3. QUANTITATIVE STATEMENTS AND SUPPLEMENTARY DATA

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative Statements and Supplementary Data, in the Annual Report on Form 10K for the year ended September 30, 2004. There have been no significant changes in our market risk exposures form the fiscal 2004 year-end, except that in January 2005, the Company has now engaged in a hedging program as explained in Note 9, Hedging Transaction, of the Notes to the Consolidated Financial Statements.

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

PART II.    OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

                An annual Meeting of Stockholders was held on March 14, 2005. All management's nominees for director, as listed in the Proxy Statement for the Annual Meeting, were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:

        (a)     ELECTION OF EIGHT MEMBERS OF THE BOARD OF DIRECTORS.

                                                                                 Broker
                                                     Voted        Votes          Non-Votes
         Name                       Voted for        Against      Withheld       and Abstentions
         ----                       ---------        -------      --------       ---------------
         G. Russell Cleveland       11,072,426       0            2,589,145              0
         Roy D. Crowninshield       11,460,311       0            2,201,260              0
         Robert C. Farone           11,253,397       0            2,408,174              0
         J. Harold Helderman        11,413,282       0            2,248,289              0
         Richard J. May             11,437,209       0            2,224,362              0
         Guy L. Mayer               11,465,897       0            2,195,674              0
         Thomas W. Pauken           11,195,375       0            2,466,196              0
         Carlton E. Turner          11,255,341       0            2,406,230              0

        (b)     AMENDMENT TO THE 1996 STOCK OPTION PLAN.

                Voted For:                9,990,074
                Voted Against:              766,048
                Votes Abstained:            212,895
                Broker Non-Votes          2,692,554


        (c) RATIFICATION OF THE APPOINTMENT OF DELOITTE AND TOUCHE L.L.P. AS INDEPENDENT AUDITORS OF THE COMPANY FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2005.


                Voted For:               13,602,609
                Voted Against:               17,019
                Votes Abstained:             41,943


        ITEM 6. REPORTS ON FORM 8-K

        The Company filed one report on Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                            TUTOGEN MEDICAL, INC.




Date:  May 11, 2005                         /s/ Guy L. Mayer
                                            ----------------
                                            Chief Executive Officer


Date:  May 11, 2005                         /s/ George Lombardi
                                            -------------------
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10Q of Tutogen Medical, Inc. (the "Company") for the three and six months ended March 31, 2005 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 11, 2005

                                          TUTOGEN MEDICAL, INC.


                                          /s/ George Lombardi
                                          -------------------
                                          George Lombardi
                                          Chief Financial Officer, Treasurer and
                                          Secretary

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10Q of Tutogen Medical, Inc. (the "Company") for the three and six months ended March 31, 2005 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Guy
L. Mayer, as the Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 11, 2005


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


DATE:      MAY 11, 2005

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


DATE:        MAY 11, 2005

BY:
NAME:        /S/ GUY L. MAYER

TITLE:       CHIEF EXECUTIVE OFFICER