Form 10-Q
period 2005-06-30
TUTOGEN MEDICAL INC
filed 2005-08-15
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

XX      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934.

For the period ended June 30, 2005.

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

As of July 31, 2005 there were outstanding 15,922,960 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.            Financial Information.                               Page No.

         ITEM 1.   Financial Statements.

                   Consolidated Balance Sheets - June 30, 2005              1
                   (unaudited) and September 30, 2004.

                   Consolidated Statements of Operations for the            2
                   three and nine months ended June 30, 2005 and 2004
                   (unaudited).

                   Consolidated Statements of Cash Flows for the nine       3
                   months ended June 30, 2005 and 2004 (unaudited).

                   Consolidated Statements of Stockholders' Equity          4
                   for the year ended September 30, 2004 and the nine months ended June 30, 2005 (unaudited).

                   Notes to Consolidated Financial Statements               5
                   (unaudited).

         ITEM 2.   Management's Discussion and Analysis of Financial       11
                   Condition and Results of Operations.

         ITEM 3.   Quantitative Statements and Supplementary               15
                   Data.

         ITEM 4.   Controls and Procedures.                                15

PART II.           Other Information.                                      16

         ITEM 6.   Reports on Form 8-K                                     16

SIGNATURES                                                                 17

                                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS)


                                                                   (UNAUDITED)
                                                                     JUNE 30,      SEPTEMBER 30,
                                                                      2005              2004
                                                                  -------------    -------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $     3,294      $     5,063
    Marketable security                                                    140                -
    Accounts receivable - net of allowance for doubtful
       accounts of $220 in June 2005 and $192 in
       September 2004                                                    4,845            4,922
    Inventories - net                                                   11,408           15,072
    Deferred income taxes                                                  553              425
    Other current assets                                                 1,374            1,409
                                                                  -------------    -------------
                                                                        21,614           26,891

PROPERTY, PLANT AND EQUIPMENT, NET                                       6,510            6,138

DEFERRED INCOME TAXES                                                    1,595            1,318
                                                                  -------------    -------------

TOTAL ASSETS                                                       $    29,719      $    34,347
                                                                  =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and other liabilities                         $     6,806      $     6,521
    Accrued commissions                                                  1,847            1,521
    Current portion of deferred distribution fees                          622              642
    Current portion of long-term debt                                      214              173
                                                                  -------------    -------------
                                                                         9,489            8,857

OTHER LIABILITIES
    Deferred distribution fees                                           2,068            2,580
    Long-term debt                                                         639              827

SHAREHOLDERS' EQUITY                                                    17,523           22,083
                                                                  -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    29,719      $    34,347
                                                                  ==============   =============


See accompanying Notes to Consolidated Financial Statements.


                                                1

                                        TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                     (UNAUDITED)


                                                      THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                                     ----------------------------      --------------------------
                                                        2005             2004             2005             2004
                                                        ----             ----             ----             ----
REVENUE                                               $    9,281       $    6,823       $   23,908       $   21,397

COST OF REVENUE                                            6,256            2,287           14,817            7,274
                                                     ------------     ------------     ------------     ------------

       Gross margin                                        3,025            4,536            9,091           14,123

OPERATING EXPENSES
    General and administrative                             1,206            1,127            3,641            3,551
    Distribution and marketing                             3,071            2,408            8,564            6,797
    Research and development                                 406              336            1,248            1,061
    Litigation contingency                                     -             (405)               -             (405)
                                                     ------------     ------------     ------------     ------------
                                                           4,683            3,466           13,453           11,004

OPERATING (LOSS) INCOME                                   (1,658)           1,070           (4,362)           3,119

FOREIGN EXCHANGE GAIN (LOSS)                                 317              (48)             (80)            (159)
OTHER INCOME                                                  16               29               36               60
INTEREST EXPENSE                                             (19)             (17)             (51)             (44)
                                                     ------------     ------------     ------------     ------------
                                                             314              (36)             (95)            (143)

(LOSS) INCOME BEFORE INCOME TAX EXPENSE                   (1,344)           1,034           (4,457)           2,976

Income tax (benefit) expense                                  88              399             (404)           1,105
                                                     ------------     ------------     ------------     ------------

NET (LOSS) INCOME                                     $   (1,432)      $      635       $   (4,053)      $    1,871
                                                     ============     ============     ============     ============

Comprehensive Income:
  Foreign currency translation adjustments                   455              (72)             513            1,317
                                                     ------------     ------------     ------------     ------------

COMPREHENSIVE (LOSS) INCOME                           $     (977)      $      563       $   (3,540)      $    3,188
                                                     ============     ============     ============     ============

AVERAGE SHARES OUTSTANDING FOR BASIC
  (LOSS) EARNINGS PER SHARE                           15,917,755       15,758,053       15,917,755       15,720,959
                                                     ============     ============     ============     ============

BASIC (LOSS) EARNINGS PER SHARE                       $    (0.09)      $     0.04       $    (0.25)      $     0.12
                                                     ============     ============     ============     ============

AVERAGE SHARES OUTSTANDING FOR DILUTED
  (LOSS) EARNINGS PER SHARE                           15,917,755       16,468,810       15,917,755       16,515,915
                                                     ============     ============     ============     ============

DILUTED (LOSS) EARNINGS PER SHARE                     $    (0.09)      $     0.04       $    (0.25)      $     0.11
                                                     ============     ============     ============     ============

See accompanying Notes to Consolidated Financial Statements


                                                          2

                             TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                           (UNAUDITED)


                                                                   NINE MONTHS ENDED JUNE 30,
                                                                   --------------------------
                                                                      2005             2004
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                  $   (4,053)      $    1,871
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization                                           771              602
  Deferred distribution fees revenue                                     (479)            (479)
  Deferred income taxes                                                  (404)           1,105
  Reserve for obsolesence                                                 201             (121)
  Changes in assets and liabilities:
     Accounts receivable                                                   13            1,733
     Inventories                                                        3,365           (4,213)
     Other current assets                                                  20             (151)
     Accounts payable and other liabilities                              (399)            (424)
     Accrued commissions                                                  325              741
                                                                  ------------     ------------
        Net cash (used in) provided by operating activities              (640)             664


CASH FLOWS USED IN INVESTING ACTIVITIES
   Investment in a marketable security                                   (140)               -
   Purchase of property and equipment                                  (1,144)            (988)
                                                                  ------------     ------------
        Net cash used in investing activities                          (1,284)            (988)


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                6              324
    Proceeds from short-term borrowings                                   626                -
    Repayment of short-term borrowings                                   (200)               -
    Repayment of long-term debt                                          (130)             (63)
                                                                  ------------     ------------
         Net cash provided by financing activities                        302              261


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (147)             269
                                                                  ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,769)             206

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        5,063            5,049
                                                                  ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    3,294       $    5,255
                                                                  ============     ============

----------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES
      Interest paid                                                $       51       $       44
                                                                  ============     ============

      Income taxes paid                                            $      151       $        -
                                                                  ============     ============


See accompanying Notes to Consolidated Financial Statements


                                                3

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED SEPTEMBER 30, 2004 AND NINE MONTHS ENDED JUNE 30, 2005
(Unaudited)
(In Thousands, Except for Share Data)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


                                                                          ACCUMULATED                                COMMON
                                                COMMON      ADDITIONAL       OTHER                                   SHARES
                                                STOCK        PAID-IN     COMPREHENSIVE  ACCUMULATED                ISSUED AND
                                              ($.01 PAR)     CAPITAL       INCOME (1)     DEFICIT       TOTAL      OUTSTANDING
BALANCE, OCTOBER 1, 2003                      $     157     $  35,980      $       81   $  (18,172)   $  18,046     15,667,110

  Stock issued on exercise of options                 2           365               -            -          367        248,850
  Net income                                          -             -               -        1,503        1,503              -
  Foreign currency translation adjustment             -             -           2,167            -        2,167              -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, SEPTEMBER 30, 2004                         159        36,345           2,248      (16,669)      22,083     15,915,960

  Stock issued on exercise of options                 -             6               -            -            6          7,000
  Net loss                                            -             -               -       (4,053)      (4,053)             -
  Foreign currency translation adjustment             -             -            (513)           -         (513)             -
                                              ---------     ---------      ----------   ----------    ---------    -----------

BALANCE, June 30, 2005                        $     159     $  36,351      $    1,735   $  (20,722)   $  17,523     15,922,960
                                              =========     =========      ==========   ==========    =========    ===========



(1)  Represents foreign currency translation adjustments.
See accompanying Notes to Consolidated Financial Statements.

                                                                  4

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)


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

(2)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated balance sheet of the of the Company as of June 30, 2005 and the unaudited results of operations for the three and nine months ended June 30, 2005 and 2004 and the unaudited cash flows for the nine months ended June 30, 2005 and 2004 have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2005. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended September 30, 2004.

(3)     NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123 (Revised, "SFAS 123R"), SHARE-BASED PAYMENT, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the compliance date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ended March 31, 2006. The Company is currently assessing the impact of FASB No. 123 (Revised) on the results of operations or financial position of the Company.

        In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff"s views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of SAB No. 107 on the results of operations or financial position of the Company.

        In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be excluded from the cost of inventory and expensed when incurred. It also requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the results of operations or financial position of the Company.

(4)     STOCK-BASED COMPENSATION

        The FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company adopted SFAS No. 148 and such disclosures are included as herein.

        The following table reconciles net (loss) income and basic and diluted
        (loss) earnings per share ("EPS"), as reported, to pro-forma net (loss) income and basic and diluted EPS, as if the Company had expensed the fair value of stock options as permitted by SFAS No. 123, as amended by SFAS No. 148, since it permits alternative methods of adoption.


                                                                 Three Months Ended     Nine Months Ended
                                                                        June 30,              June 30,
                                                                    2005      2004        2005       2004
                                                                    ----      ----        ----       ----
        Net (loss) income, as reported:                           ($1,432)     $635     ($4,053)    $1,871

        Pro-forma expense as if stock options were
           charged against net (loss) income                            2        81          34        101
                                                                  --------  --------    --------  --------

        Pro-forma net (loss) income using the fair value method   ($1,434)     $554     ($4,087)    $1,770
                                                                  ========  ========    ========  ========
        Basic EPS:
        As reported                                                ($0.09)    $0.04      ($0.25)     $0.12
        Pro forma using the fair value method                      ($0.09)    $0.04      ($0.26)     $0.11

        Diluted EPS:
        As reported                                                ($0.09)    $0.04      ($0.25)     $0.11
        Pro forma using the fair value method                      ($0.09)    $0.03      ($0.26)     $0.11

(5)     MARKETABLE SECURITY

        The marketable security represents one U.S. Treasury Note with a face value of $140 and a coupon rate of 1.875% maturing on December 31, 2005.

(6)     INVENTORIES

        Major classes of inventory at June 30, 2005 and September 30, 2004 were as follows:

                                                    June 30,    September 30,
                                                      2005          2004
                                                      ----          ----

             Raw materials                        $    1,756     $    2,171
             Work in process                           5,178          6,560
             Finished goods                            7,069          8,791
                                                  ----------     ----------
                                                      14,003         17,522
             Less reserves for obsolescence            2,595          2,450
                                                  ----------     ----------

                                                  $   11,408     $   15,072
                                                  ==========     ==========

(7)     INCOME TAXES

        The Company has approximately $11,200 of federal net operating loss carryforwards expiring beginning in 2008 and state net operating loss carryforwards of approximately $14,200 that will begin to expire in 2005.

        The Company has a corporate net operating loss carryforward for German income tax purposes of approximately $3,400 (2,800 Euros), and a trade net operation loss carryforward for German income tax purposes of approximately $1,000 (800 Euros), which can be carried forward indefinitely. These net operating losses are the primary component of the Company's net deferred tax asset of $2.2 million as of June 30, 2005, generated from its U.S. and German operations. A full valuation allowance had been provided on all but $135 thousand of the U.S. deferred tax asset and no valuation allowance has been provided on its German operations in the Company's consolidated financial statements. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. As of September 2002, the Company eliminated the full valuation allowance on its International operations based upon future taxable income projections and its ability, based on German tax law, to carryforward its net operating losses indefinitely. As of June 30, 2005 the Company continues to record the existing valuation allowance on its U.S. operations.

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

        A summary of the operations and assets by segment as of and for the three months ended June 30, 2005 and 2004, respectively areas follows:

        2005                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
        Gross revenue                         $    5,042       $     6,529       $   11,571
        Less - intercompany                       (2,290)                -           (2,290)
                                              ----------       -----------       ----------

        Total revenue - third party           $    2,752       $     6,529       $    9,281
                                              ==========       ===========       ==========

        Operating income (loss)               $      382       $    (2,040)      $   (1,658)
                                              ==========       ===========       ==========

        Depreciation and amortization         $      143       $        90       $      233
                                              ==========       ===========       ==========

        Interest expense                      $       14       $         5       $       19
                                              ==========       ===========       ==========

        Net income (loss)                     $      136       $    (1,568)      $   (1,432)
                                              ==========       ===========       ==========

        Capital expenditures                  $      340       $        27       $      367
                                              ==========       ===========       ==========

        Total identifiable assets             $   17,181       $    12,538       $   29,719
                                              ==========       ===========       ==========

        2004                                INTERNATIONAL     UNITED STATES     CONSOLIDATED

        Gross revenue                         $    5,440       $     3,998       $    9,438
        Less - intercompany                       (2,615)                -           (2,615)
                                              ----------       -----------       ----------

        Total revenue - third party           $    2,825       $     3,998       $    6,823
                                              ==========       ===========       ==========

        Operating income (loss)               $    1,414       $      (344)      $    1,070
                                              ==========       ===========       ==========

        Depreciation and amortization         $      127       $        60       $      187
                                              ==========       ===========       ==========

        Interest expense                      $       11       $         6       $       17
                                              ==========       ===========       ==========

        Net income (loss)                     $      883       $      (248)      $      635
                                              ==========       ===========       ==========

        Capital expenditures                  $      318       $       182       $      500
                                              ==========       ===========       ==========

        Total identifiable assets             $   11,903       $    22,523       $   34,426
                                              ==========       ===========       ==========

        A summary of the operations and assets by segment as of and for the nine months ended June 30, 2005 and 2004, respectively are as follows:


        2005                                INTERNATIONAL     UNITED STATES     CONSOLIDATED
        Gross revenue                         $   13,292       $    16,172       $   29,464
        Less - intercompany                       (5,556)                -           (5,556)
                                              ----------       -----------       ----------

        Total revenue - third party           $    7,736       $    16,172       $   23,908
                                              ==========       ===========       ==========

        Operating loss                        $     (801)      $    (3,561)      $   (4,362)
                                              ==========       ===========       ==========

        Depreciation and amortization         $      554       $       217       $      771
                                              ==========       ===========       ==========

        Interest expense                      $       38       $        13       $       51
                                              ==========       ===========       ==========

        Net loss                              $     (888)      $    (3,165)      $   (4,053)
                                              ==========       ===========       ==========

        Capital expenditures                  $      996       $        92       $    1,088
                                              ==========       ===========       ==========

        Total identifiable assets             $   17,181       $    12,538       $   29,719
                                              ==========       ===========       ==========

        2004                                INTERNATIONAL     UNITED STATES     CONSOLIDATED

        Gross revenue                         $   17,371       $    13,078       $   30,449
        Less - intercompany                       (9,052)                -           (9,052)
                                              ----------       -----------       ----------

        Total revenue - third party           $    8,319       $    13,078       $   21,397
                                              ==========       ===========       ==========

        Operating income (loss)               $    3,581       $      (462)      $    3,119
                                              ==========       ===========       ==========

        Depreciation and amortization         $      376       $       226       $      602
                                              ==========       ===========       ==========

        Interest expense                      $       35       $         9       $       44
                                              ==========       ===========       ==========

        Net income                            $    2,110       $      (239)      $    1,871
                                              ==========       ===========       ==========

        Capital expenditures                  $      664       $       324       $      988
                                              ==========       ===========       ==========

        Total identifiable assets             $   11,903       $    22,523       $   34,426
                                              ==========       ===========       ==========

(9)     HEDGING TRANSACTION

        The Company entered into forward foreign exchange contracts as hedges to reduce the risk from exchange rate fluctuations on intercompany inventory purchases with its German subsidiary. At June 30, 2005, the Company had foreign exchange contracts of $700 for July 2005 and $350 for the months of August and September 2005, totaling $1.4 million. At June 30, 2005, the fair value of these contracts resulted in immaterial unrealized losses.

(10)    LEGAL PROCEEDINGS

        The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of its business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

        In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $405. At June 30, 2005 and September 30, 2004, the Company accrued $476 with respect to the remaining appeal and legal costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN

Revenues for the three months ended June 30, 2005, increased 36% to $9,281 from $6,823 in 2004. The U.S. operation had a 63% increase in revenues from $3,998 in 2004 to $6,529 for this quarter. This increase was fueled by the continuing increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental ("Dental"), the Company's marketing partner. The Dental business increased 112% from a year ago. The spine revenues continue to be impacted by the high inventory levels at the Company's marketing partner, Zimmer Spine. The spine revenues were flat at $1.3 million posting a $100,000 increase from a year ago. The urology business is beginning to show some improvement increasing from $400,000 in 2004 to $700,000 this quarter. The International revenues were flat at $2.8 million this quarter, essentially the same as last year. The International operation is still recovering from the resolution of certain regulatory issues in France and a temporary backlog of xenograft product lines. An analysis of revenues by major business segment is as follows:

          ------------------------ ------------ ------------- ------------ -------------

          (000's omitted)              Three        Three         Nine         Nine
                                       Months       Months        Months       Months
          ------------------------ ------------ ------------- ------------ -------------
                                      6/30/05      6/30/04       6/30/05      6/30/04
          ------------------------ ------------ ------------- ------------ -------------

          ------------------------ ------------ ------------- ------------ -------------
          Spine                        1,260          1,160        2,792        4,243
          ------------------------ ------------ ------------- ------------ -------------
          Dental                       3,969          1,874        9,670        4,896
          ------------------------ ------------ ------------- ------------ -------------
          Urology                        725            393        2,093        2,039
          ------------------------ ------------ ------------- ------------ -------------
          Ophthalmic                     413            391        1,053        1,139
          ------------------------ ------------ ------------- ------------ -------------
          Other                          162            180          564          760
          ------------------------ ------------ ------------- ------------ -------------
             Total - U.S.              6,529          3,998       16,172       13,077
          ------------------------ ------------ ------------- ------------ -------------

          ------------------------ ------------ ------------- ------------ -------------
          Germany                        594            657        1,493        2,131
          ------------------------ ------------ ------------- ------------ -------------
          France                         319            595          956        1,597
          ------------------------ ------------ ------------- ------------ -------------
          ROW                          1,698          1,433        4,845        4,172
          ------------------------ ------------ ------------- ------------ -------------
          Other                          141            139          442          420
          ------------------------ ------------ ------------- ------------ -------------
             Total-International       2,752          2,825        7,736        8,320
          ------------------------ ------------ ------------- ------------ -------------

          ------------------------ ------------ ------------- ------------ -------------
          Total Consolidated           9,281          6,823       23,908       21,397
          ------------------------ ------------ ------------- ------------ -------------

Gross margin, for the three and nine months ended June 30, 2005 was 33% and 38%, respectively, as compared to 66% for the three and nine month comparable periods last year. The lower gross margin for the three months and year-to-date was due to an unfavorable product mix of lower margin products from the dental product revenues versus the higher margin spine revenues and the initial start-up manufacturing costs of $1.6 million, expensed in this quarter, associated with shifting production of the dental product lines from Germany to the U.S. Year-to-date spine revenues have decreased to 12% of total revenues versus 20% a year ago.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 7% and 3% for the three and nine months ended June 30, 2005 from the comparable periods last year. The increase for the quarter was primarily due to expenses related to the Sarbanes-Oxley Project ($55), and other increases ($24). As a percentage of revenues, for the three and nine months ended June 30, 2005, General and Administrative expenses were 13% and 15%, respectively for 2005 compared to 17% of revenues for the comparable periods in 2004.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 28% and 26% for the three and nine months ended June 30, 2005, respectively, from the comparable periods last year. The increase was primarily due to higher marketing fees paid to Dental of $1,735 versus $879 a year ago as a result of a 112% increase in Dental revenues this quarter, partially offset by a decrease in expenses as part of a reorganization of the international sales group. As a percentage of revenues, for the three and nine months ended June 30, 2005, Distribution and Marketing expenses increased from 35% and 32%, respectively in 2004 to 33% and 36%, respectively for 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 21% and 18% for the three and nine months ended June 30, 2005, respectively, from the comparable periods last year. The increase was primarily due to increased effort in this area and the timing of certain projects. As a percentage of revenues, for the three and nine months ended June 30, 2005, Research and Development expenses remained flat at 5% for 2005 and 2004.

FOREIGN EXCHANGE GAIN/(LOSS)

The Company had a foreign exchange gain for the quarter of $317 as the dollar gained some ground against the euro at June 30, 2005. However, for the nine months ended June 30, 2005, there is a foreign exchange loss of $80. This was the result of the settlement of inter-company payments due to the strengthening of the dollar versus the euro during this period.

OTHER INCOME

Other income decreased by $13 and $24, for the three and nine months ended June 30, 2005, respectively, from the comparable periods a year ago, primarily due to fluctuations in interest income.

INTEREST EXPENSE

Interest expense was essentially flat from period to period.

NET (LOSS) INCOME

As a result of the above, net loss for the three and nine months ended June 30, 2005 totaled $1,432 or $0.09 basic and diluted loss per share and $4,053 or $0.25 basic and diluted loss per share, as compared to a net income of $635 or $0.04 basic diluted earnings per share and $1,871 or $0.12 basic and $0.11 diluted earnings per share for the comparable periods in 2004.

INVENTORY

Inventory decreased 24%, from $15.1 million at last fiscal year-end to $11.4 million at June 30, 2005. Raw materials are down 19%, which reflects the delay in the receipt of shipments of human tissue from the European procurement sites; work-in-process ("WIP") is down 21%. Finished goods are down 20% from last fiscal year-end. The decrease in WIP and Finished Goods is the result of the successful effort to improve production planning and control and reduce overall inventory levels.

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

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Euro for the years 2005 and 2004. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, non-cash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $80 and $159 for the nine months ending June 30, 2005 and 2004, respectively. The exchange rates at June 30, 2005 and 2004 were dollar 1.22/euro and dollar 1.21/euro, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company has working capital of $12.1 million as compared to September 30, 2004 of $18.0 million. The Company maintains current working capital credit lines totaling 1.5 million euros (approximately $1.8 million) with several German banks and a $1.0 million credit line with a U.S. bank. At June 30, 2005, the Company had no borrowings against the German and U.S. credit lines.

The Company has experienced a negative cash flow of $1,719 for the nine months ended June 30, 2005 as compared to a positive cash flow of $206 for the same period in 2004. The primary reason for the negative cash flow in 2005 was due to the net loss for the nine-month period and the payments for capital expenditures associated with the completion of a new clean room at the German manufacturing facility. However, this quarter the Company has experienced a positive cash flow of $743, primarily the result of reducing and controlling its inventory levels. The Company's ability to generate positive operational cash flow is dependent upon increasing revenues supported by increased raw tissue recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on the results of operations and cash flow.

Future minimum rental payments required under Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2005 are as follows:

                     2005                         $   970
                     2006                             673
                     2007                             584
                     2008                             389
                     2009                              36
                                               ------------

                                                  $ 2,652
                                               ============

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of June 30, 2005 are as follows:

                     2006                         $   214
                     2007                             154
                     2008                             105
                     2009                             113
                     2010                             267
                                               ------------
                                                  $   853
                     Less current portion             214
                                               ------------

                                                  $   639
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

PART II.   OTHER INFORMATION

           ITEM 6. REPORTS ON FORM 8-K

           The Company filed one report on Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                        TUTOGEN MEDICAL, INC.



Date: August 15, 2005                   /s/ Guy L. Mayer
                                        ----------------
                                        Chief Executive Officer


Date: August 15, 2005                   /s/ George Lombardi
                                        -----------------------
                                        Chief Financial Officer, Treasurer and
                                        Secretary (Principal Financial and
                                        Accounting Officer)

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10Q of Tutogen Medical, Inc. (the "Company") for the three and nine months ended June 30, 2005 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer, Treasurer and Secretary of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005

                                         TUTOGEN MEDICAL, INC.


                                         /s/ George Lombardi
                                         -------------------
                                         George Lombardi
                                         Chief Financial Officer, Treasurer and
                                         Secretary (Principal Financial and
                                         Accounting Officer)

            CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10Q of Tutogen Medical, Inc. (the "Company") for the three and nine months ended June 30, 2005 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Guy
L. Mayer, as the Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 15, 2005


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

4. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15E AND 15D-15E) AND INTERNAL CONTROL OVER FINANCIAL REPORTING (AS DEFINED IN EXCHANGE ACT RULES 13A-15F AND 15D-15F FOR THE REGISTRANT AND HAVE:

        A) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS QUARTERLY REPORT IS BEING PREPARED;

        B) DESIGNED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING, OR CAUSED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING TO BE DESIGNED UNDER OUR SUPERVISION, TO PROVIDE REASONABLE ASSURANCE REGARDING THE RELIABILITY OF FINANCIAL REPORTING AND THE PREPARATION OF FINANCIAL STATEMENTS FOR EXTERNAL PURPOSES IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES;

        C) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS QUARTERLY REPORT (THE "EVALUATION DATE"); AND

        D) DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT'S MOST RECENT FISCAL QUARTER (THE REGISTRANT'S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTIONS):

        A) ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH ARE REASONABLY LIKELY TO ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT INFORMATION; AND

        B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING.


DATE:           AUGUST 15, 2005

BY:
NAME:           /S/ GEORGE LOMBARDI

TITLE:          CHIEF FINANCIAL OFFICER,
                TREASURER AND SECRETARY
                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

4. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15E AND 15D-15E) AND INTERNAL CONTROL OVER FINANCIAL REPORTING (AS DEFINED IN EXCHANGE ACT RULES 13A-15F AND 15D-15F FOR THE REGISTRANT AND HAVE:

        B) DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO ENSURE THAT MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS QUARTERLY REPORT IS BEING PREPARED;

        B) DESIGNED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING, OR CAUSED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING TO BE DESIGNED UNDER OUR SUPERVISION, TO PROVIDE REASONABLE ASSURANCE REGARDING THE RELIABILITY OF FINANCIAL REPORTING AND THE PREPARATION OF FINANCIAL STATEMENTS FOR EXTERNAL PURPOSES IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES;

        D) EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AS OF A DATE WITHIN 90 DAYS PRIOR TO THE FILING DATE OF THIS QUARTERLY REPORT (THE "EVALUATION DATE"); AND

        D) DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT'S MOST RECENT FISCAL QUARTER (THE REGISTRANT'S FOURTH FISCAL QUARTER IN THE CASE OF AN ANNUAL REPORT) THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING; AND

5. THE REGISTRANT'S OTHER CERTIFYING OFFICER AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION, TO THE REGISTRANT'S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT'S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTIONS):

        A) ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING WHICH ARE REASONABLY LIKELY TO ADVERSELY AFFECT THE REGISTRANT'S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT INFORMATION; AND

        B) ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT'S INTERNAL CONTROL OVER FINANCIAL REPORTING.


DATE:           AUGUST 15, 2005

BY:
NAME:           /S/ GUY L. MAYER

TITLE:          CHIEF EXECUTIVE OFFICER