Form 10-K
period 2005-09-30
TUTOGEN MEDICAL INC
filed 2005-12-22
CIK 816949

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
    [ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 8,649,000 shares), computed by reference to the bid and ask of such common equity on the American Stock Exchange, was $28,282,000 as of November 30, 2005.

As of November 30, 2005, there were 15,950,460 shares outstanding of the issuer's Common Stock, par value $.01 per share.

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

         The Company's corporate headquarters is currently located in West Paterson, New Jersey. However, the Company announced that effective December 31, 2005, the worldwide headquarters will be in Alachua, Florida. In addition, the Company has a manufacturing facility in Alachua, Florida, international executive offices and processing and manufacturing facilities in Neunkirchen, Germany, and a sales office in Boulogne, France.

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

        In contrast to other processors using freeze-drying, deep freezing or cryopreservation for human tissues, the TUTOPLAST process utilizes a technique in which tissues are soaked and washed in a series of aqueous solutions and organic solvents, removing water and substances that could cause rejection or allergic reaction. This technique dehydrates the tissue keeping the tissue's structure intact, allowing it to act after implantation as a scaffold, which is replaced by newly formed autologous tissue. During processing, the tissues are treated with agents shown to inactivate viruses such as hepatitis and HIV, the virus that causes AIDS, to render the allografts safe for the recipient. Soft tissue is also treated with chemicals shown to be effective against the agent causing Creutzfeldt-Jakob Disease ("CJD"). Once packaged, tissues are terminally sterilized by low dosage radiation, which allows them to be labeled "sterile".

        MANUFACTURING AND PROCESSING

        Tutogen Medical is a leader in the manufacture and marketing of human allograft and animal xenograft tissue implant products, which significantly improve surgical outcomes for the medical professional and quality of life for patient recipients. Our proprietary TUTOPLAST(R) tissue preservation and sterilization process has the greatest longevity of any similar methodology in the industry today. In use for more than thirty (30) years, there have been well over one million (1,000,000) Tutogen products implanted without a single documented case of disease transmission.

        Donated bone and soft tissues are received and quarantined by Tutogen Quality Control (QC) until release by the Quality Assurance (QA) department and Tutogen's Medical Director, a licensed physician. In the interim, tissues are stored in a controlled environment, limited-access area according to requirements set forth by the American Association of Tissue Banks (AATB). Each tissue is given a unique identification number in order to maintain full traceability. Once released for processing, tissues are transferred to manufacturing and kept in a refrigerated or frozen state until issued to a specific production work order.

        Following assignment to a manufacturing work order, tissue materials go through appropriate preprocessing operations and into the multi-stage Tutoplast process. This process removes blood, lipids and extraneous materials, inactivates viruses and prions and yields a dehydrated semi-processed product that may be stored at room temperature for extended periods of time. This tissue is subsequently processed to size and/or shape and packaged for terminal sterilization. All Tutogen packaged products are subjected to low dose gamma irradiation, which further enhances tissue safety and eliminates ancillary contamination that may be present from pre-sterilization handling. This terminal sterilization is performed by a third-party contractor, utilizing a validated cycle, which yields a Sterility Assurance Level (SAL) of 10-6, or one chance in one million of a viable microorganism remaining on the product.

        While some of the TUTOPLAST processing steps are automated, the majority are manual, and rely on highly-skilled personnel for their proper execution. Such skilled labor is readily available in the surrounding geographic areas and management feels that there should be no adverse affect on the business related to the labor market.

        Tutogen operates two tissue processing facilities; a 26,000 square foot facility in Alachua, Florida and a 32,000 square foot facility in Neunkirchen, Germany. Major expansion projects are currently underway at both facilities, with completion dates of the first and third calendar quarters of 2006, respectively. These expansion projects are intended to insure the availability of sufficient production capacity in order to address the increasing demand for the Company's allograft and xenograft products.

        QUALITY ASSURANCE - Tutogen Medical maintains a comprehensive quality assurance program that provides oversight to all pertinent aspects of the Company's day-to-day operational activities. Among the responsibilities of the QA organization are:

        o Maintenance of an extensive documentation and change-control system (specifications, standard operating procedures and engineering drawings)

        o Internal and external auditing for compliance with international and domestic regulatory body or accrediting organization regulations or requirements

        o Review and approval of donor medical record information and screening/test documentation

        o       Product and process document review and release for distribution

        o Evaluation and follow-up of all Tutogen-related product complaints

        o Management of a Corrective and Preventive Action program to reduce or eliminate any identified non-conformances

        The Quality Assurance department is independent from the manufacturing operation, operating under the supervision of the Tissue Bank Director (a medical doctor).

        MARKETING AND DISTRIBUTION

        Tutogen's products and processing services are provided globally through a combination of worldwide marketing and distribution partners ("partners"), direct representatives and local distributors. Tutogen's personnel, with distributors and their representatives, conduct product training sessions, make joint customer calls, set objectives and evaluate their representatives' performance. Personnel also call on selected physicians and key hospital accounts in order to provide needed clinical and technical information services. The overall strategy is to work with each global partner to expand penetration into currently covered regions, develop additional global opportunities, and to broaden the product portfolio with procedure-specific products. In markets not covered by its global distributors, Tutogen's focus is on adding local distributors or direct operations capable of market penetration.

        Approximately 70% of the Company's revenues are derived within the United States, while the remaining Global sales are derived mostly from Europe. Since Tutogen's foreign donor qualification standards are in full compliance with the donor suitability standards of the Food and Drug Administration ("FDA"), the Company has worked with its partners to expand into numerous market opportunities in the United States. Tissue grafts are used in Urology, Gynecology, Ophthalmology, Orthopaedics, Spine, Dental, General Surgery, and Head and Neck applications. Future objectives are to match this penetration into additional global and specialty markets, using either TUTOPLAST Processed Human Allograft or Xenograft tissue implants.

        The Company's U.S. marketing efforts have concentrated on building a Marketing and Distribution organization, capable of supporting its various partners. The Company has entered into several exclusive marketing and distribution agreements with global medical device companies. These agreements have established exclusive distribution for TUTOPLAST processed implants in specialized indications and surgical specialties, for select global markets.

        Zimmer Spine Inc. ("Zimmer Spine"), and Zimmer Dental Inc. ("Zimmer Dental"), subsidiaries of Zimmer Holdings, Inc., provide marketing services for the Company's products for the spine and dental markets. Starting in September 2000, Zimmer Spine began representing Tutogen bone products for applications in the Spine Market. Initially Tutogen shipped and billed the customers directly, but in April 2003 the Company entered into an Exclusive License and Distribution Agreement with Zimmer Spine. Effective with this agreement Zimmer Spine became a "stocking distributor", whereby Zimmer Spine now purchases the Company's products and invoices the customer directly. Zimmer Spine distributes both traditional bone and specialized bone products processed with the Company's TUTOPLAST process. Revenues from Zimmer Spine represent 10% and 14%, respectively, of total consolidated and U.S. revenues.

        Also in September 2000, Zimmer Dental entered into an agreement to represent Tutoplast Bone, under the brand name Puros(R), for Dental applications. Revenues from this relationship account for 43% of

Global and 62% of U.S. revenues. Zimmer Dental represents the products to the end user and Tutogen ships and bills the customer directly.

        For urological and gynecological indications, the Company has partnered, since 1998, with Mentor Corporation ("Mentor"). In fiscal year 2005, Mentor accounted for 8% and 12%, respectively, of the Company's total and U.S. revenues. As a stocking distributor, they currently market TUTOPLAST Fascia Lata, Pericardium, and Dermis tissue implants. In April 2005, Tutogen and Mentor signed an agreement that extended current contracts for one year. The intent of this extension is to provide enough time to develop and sign a new definitive agreement, incorporating points from the original 1998 agreement and the succeeding four (4) amendments.

        Other agreements signed in the past fiscal year include a new Distribution Agreement with IOP, Inc. (IOP). IOP has been a distributor since 1998, and the new agreement extends for another two (2) years their exclusivity to distribute TUTOPLAST processed tissue for Ophthalmology applications. During 2005, IOP represented approximately 5% of total Company revenue. A new partner, Sense Medical signed an exclusive distribution agreement in December 2004, expanding TUTOPLAST products into selected Head and Neck procedures. First year sales for Sense Medical represented 1% of total Company revenue.

        Internationally, the Company has implemented a marketing and sales restructuring plan, concentrating on an in-depth penetration of markets with major needs, not covered by Tutogen's Global partners. In Europe, the specific focus is on countries such as Germany, France, Italy, Spain and the U.K., and in major specialty areas, such as Dental and Orthopaedics. The Company believes that through a combination of international distribution strategies, Tutogen can increase its penetration of the international markets for processed tissue.

        TISSUE PROCUREMENT

        The Company sources donor tissues from multiple independent recovery organizations in Europe and the United States. Recovery agencies obtain donor consent, verify proper donor identity, conduct extensive medical and social history evaluations and recover appropriate donated tissues. Each donor tissue is assigned a unique identification number in order to assure full traceability, from recovery to end user. These records accompany each donor tissue receipt, along with related serological test samples. The test samples are evaluated by independent CLIA (Clinical Laboratory Improvement Amendment) certified laboratories for such transmissible diseases as Hepatitis B surface Antigen (HBsAg), Hepatitis B total core (HBc, IgG/IgM), Hepatitis C virus antibody (HCV
Ab), Hepatitis B Nucleic Acid Test (HBV/HCV NAT), Human Immunodeficiency Virus 1&2 antibodies (HIV 1&2 Ab), HIV Nucleic Acid Test (HIV NAT), Human T-Lymphotropic Virus 1&2 (HTLV 1&2) and Syphilis (RPR/STS).

        In June of 2002, the FDA published its draft Guidance for Industry document, "Preventive Measures to Reduce the Possible Risk of Transmission of Creutzfeldt-Jakob Disease (CJD) and variant Creutzfeldt-Jakob Disease (vCJD) by Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps)". This document reflects the Agency's current thinking on donor deferral criteria for individuals that may have been exposed to a Bovine Spongiform Encephalopathy
(BSE) agent, or "Mad Cow" disease. The document draft is in the review and comment stage, which precedes the adoption of a final version of the FDA's position on this matter. As a part of this document, the FDA provided a listing of countries applicable to donor deferral. None of the tissue products that Tutogen distributes in the United States or Canada incorporate tissues from countries identified by the FDA.

        With regard to xenograft tissue, Tutogen Germany currently obtains bovine material from a "closed herd" in an internationally approved source country. The U.S. operation is currently in discussions with a potential U.S. bovine tissue provider. This provider would supply specific bovine tissue from a domestic,

FDA registered and USDA inspected "closed herd". Failure to secure an animal tissue source could have a material adverse effect on the Company's U.S. operations.

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

        Tutogen allograft tissue recovery partners are FDA or government registered, state licensed and AATB accredited, as appropriate. Tissues are NOT purchased from these companies, but rather they are reimbursed for the costs incurred in the tissue recovery process, itself. Due to the growing demand for and limited supply of allograft tissue, the Company is continually seeking to form additional alliances with reputable hospital, tissue bank and organ procurement organization tissue recovery firms. Although the Company believes that it has the necessary contractual arrangements in place to insure that there are sufficient tissues available to meet its needs for the foreseeable future, there can be no assurance that these supplies will materialize as planned. Unavoidable interruptions in tissue supply (natural disasters, regulatory changes, financial set-backs, etc.) could have a material adverse effect on Tutogen's business operations.

        BACK ORDERS

        While Tutogen worldwide has back orders on certain tissue types and tissue sizes, the allograft demand is most significant in the U.S. market. The U.S. is the largest market in the world for allografts and has historically represented the Company's largest market. The Company currently has back orders that are expected to be filled within the next three months; however, the Company cannot predict with absolute certainty its ability to fill specific orders in this time frame. As of September 30, 2005, the Company's back order for all tissues was under $100,000. Because orders may be canceled or rescheduled, the Company believes that backlog is not always an accurate indicator of results of operations for specific future periods.

        COMPETITION

        Tutogen is a leader in safe bioimplants for tissue repair. Tutogen's competitive advantage is based on its TUTOPLAST process of tissue preservation and viral inactivation. The Tutoplast process consists of multiple steps that assure a safe, viable product and, at the same time, preserves the tissue structure, biomechanics and remodeling characteristics. The TUTOPLAST process is very robust, and has been proven effective in removing antigenicity and inactivating conventional and unconventional viruses and prions. The implants are terminally sterilized, have a five (5) year shelf life, and can be stored at room temperature. The TUTOPLAST process has an outstanding safety record. Since its introduction over thirty (30) years ago, more than 1,000,000 procedures have been successfully performed using TUTOPLAST processed tissues, with no known complications from disease transmission or tissue rejection attributable to the implants. TUTOPLAST processed implants have been described in more than 400 published scientific papers.

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

        The industry in which the Company operates is highly competitive. Processors of allograft tissue for transplantation in the U.S. include commercial processors such as Osteotech, Inc., Regeneration Technologies, Inc. and LifeCell, Inc., companies well established in the fields of processing and distribution of bone and soft tissue implants, and which have substantially greater financial resources than the Company. Not-for-profit tissue banks that procure and process tissue for distribution are considered competitors for certain applications and in certain markets. Management believes that the TUTOPLAST process, with its impressive record for safety in the surgical community, gives the Company a competitive advantage over its competitors. However, due to government regulation, disrupted sources of availability and increasing competition, there can be no assurance that the Company will be able to continue to compete successfully. In addition, there can be no assurance that in the future the Company's allografts will be able to compete successfully with new tissue substitutes being developed by other companies.

        GROWTH STRATEGY

        The Company estimates the worldwide market for its present products to be approximately $1 billion, including all procedures in the various fields of use. The Company's existing tissue supply network, established processing facilities and proven TUTOPLAST technology provides the foundation for continued growth into fiscal 2006 and beyond. Future growth will be aided by new sources of tissue, new procedures and products, and expansion into new markets. The Company will focus on applications for both Human allograft and Xenograft tissue implants.

        Besides Tutogen's internally developed new products and technology, a major component of Tutogen's growth strategy will be its collaboration with each Global partner. Tutogen will continue to work with each organization to evaluate opportunities for new products and applications. The ultimate goal is to provide each partner with a full line of procedure specific implants, for their respective fields of use.

        Currently, Tutogen's focus is on the introduction of new products and applications for TUTOPLAST processed tissues. In January 2005, the Company developed, in association with Zimmer Dental, a new bone block to augment ridge restoration. In the U.S. the Puros block graft has been very well accepted and is highlighted in various Zimmer Dental training courses. Globally, similar products processed from Xenograft tissue, has helped generate growth as Tutogen focuses on expanding the international market for dental products. Additionally, Tutogen has developed membranes from TUTOPLAST processed dermis and pericardium for use as a barrier in dental applications. These products are being used in Europe and a U.S. launch is planned for early in 2006.

        In October 2002, the Company entered the European market with Tutomesh(R), a TUTOPLAST processed biological membrane for hernia and abdominal wall repair. It has been very well received in Europe, and has already been successfully used in abdominal wall surgery of neonates and children with hernia defects. In December 2004, Tutogen received FDA 510(k) marketing clearance for a product and is currently investigating various options for distribution in the U.S. It is estimated that, in the U.S. approximately 1,000,000 hernia procedures are performed each year, creating an estimated $150,000,000 market. Focus for the Company is on globally developing this opportunity for both the Tutomesh, as well as for TUTOPLAST processed Dermis.

        The Orthopaedic market for Biologic Materials is currently estimated at just over $1 billion for 2005. Allograft makes up about 33% of this revenue, split between traditional allograft bone and machined specialty grafts, another 23% of this market is Demineralized Bone Matrix (DBM). Tutogen has development programs in each of these areas. In the Spinal Market, Tutogen continues its collaboration with Zimmer Spine in developing new, highly precise and specialized implants for spinal fusion. In the Orthopaedic arena, Tutogen has internally developed a line of TUTOPLAST processed, machined bone implants for the repair of orthopaedic fractures and soft tissue ruptures. The Tutofix(R) line of implants was released in Europe in 2004. The current strategy is to broaden its release internationally, and to develop a distribution strategy for the U.S. market.

        The Company's tissues and products have application in numerous surgical indications. The Company, in association with its partners and distributors, enjoys high degrees of success in various markets, including ophthalmology, urological/gynecological, spine, and dental. The Company will continue its efforts in developing new products for these specialties, and in investigating potential new markets for its TUTOPLAST processed tissue.

        INTERNATIONAL OPERATIONS

        Approximately 32%, 42% and 30% of the Company's net sales, respectively for fiscal years 2005, 2004 and 2003 were derived from outside the United States. The Company currently has sales in more than 30 countries located primarily in the United States and Europe. As a result of it foreign sales and facilities, the Company's operations are subject to the risks of doing business internationally.

        ----------------------------- ----------------- ----------------- ----------------
         (IN THOUSANDS)                 United States     International     Consolidated
        ----------------------------- ----------------- ----------------- ----------------
         Revenues
        ----------------------------- ----------------- ----------------- ----------------
         Year ended September 30,
        ----------------------------- ----------------- ----------------- ----------------
             2005                          $21,752           $10,108           $31,860
        ----------------------------- ----------------- ----------------- ----------------
             2004                          $17,126           $12,204           $29,330
        ----------------------------- ----------------- ----------------- ----------------
             2003                          $21,168           $ 9,092           $30,260
        ----------------------------- ----------------- ----------------- ----------------

        For a discussion of the Company's long-lived assets as of September 30, 2005, 2004 and 2003 see Note 9 of "Notes to Consolidated Financial Statements" and for the deferred tax assets for the years ended September 30, 2005, 2004 and 2003 see Note 10 of "Notes to Consolidated Financial Statements".

        RESEARCH AND DEVELOPMENT

        Tutogen continues to engage in research and development ("R&D"). The Company's scientific personnel and university level consultants contractively collaborate on research activities related to allograft and non-allograft tissue development. The Company follows an Internal Product Development plan and organizes all R&D activities, including the Zimmer Spine and Zimmer Dental collaboration. R & D expenditures increased 16% from $1,432,000 in 2004 to $1,659,000 in 2005.

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

        CUSTOMERS

        Zimmer Spine and Mentor are principal customers to the Company, accounting for approximately 10% and 8%, respectively, of the Company's net sales for the year ended September 30, 2005. No other customer accounted for more than 10% of the Company's net sales for the fiscal year 2005. In June 2005, the Company entered into an Amendment of its Exclusive License and Distribution Agreement with Spine redefining the terms governing its relationship. The Company has Exclusive Distribution Agreements with Mentor granting a license to exclusively distribute the TUTOPLAST Processed Fascia Lata, Pericardium and Dermis in their field of use, which is defined as all urological and gynecological applications and procedures in the United States and certain foreign markets.

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

        GOVERNMENT REGULATION

        Tutogen procures, processes and markets its tissue products worldwide. Although some standards harmonization exists, each country in which the Company does business has its own specific regulatory requirements. These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. While the Company believes that it is in compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations will not negatively impact the Company's operations.

        In the United States, the Company's allograft products are regulated by the Food and Drug Administration under Title 21 of the Code of Federal Regulations, Parts 1270 and 1271, "Current Good Tissue Practice for Human Cell, Tissue, and Cellular and Tissue-Based Products". Xenograft tissues are regulated as medical devices and subject to 21 CFR, Part 820 (Current Good Manufacturing Practices for Medical Devices) and related statutes. The Company has obtained a 510(k) marketing clearance from the FDA for bovine pericardium, for use in general and plastic surgery applications and will be seeking further approvals for other xenograft tissues and indications. In addition, the U.S. operation is subject to certain state and local regulations, as well as compliance to the Tissue Bank industry's accrediting organization, the AATB.

        In Germany, allografts are classified as drugs and the German government regulates such products in accordance with German Drug Law. On April 7, 2004, the European Commission issued a human tissue directive to regulate allografts within the EU. Tutogen's Neunkirchen facility is presently licensed by the German Health Authorities and in compliance with applicable international laws and regulations, allowing the Company to market its human and animal implant products globally.

        The FDA and international regulatory bodies conduct periodic compliance inspections of both the Tutogen U.S. and German processing facilities. Both operations are registered with the U.S. FDA Center for Biologics Evaluation and Research (CBER) and are certified to ISO 9001:2000 and ISO 13485:2003. The Alachua facility is also accredited by the American Association of Tissue Banks and is licensed in the states of Florida, New York and California. The Neunckirchen facility is registered with the German Health Authority (BfArM) as a pharmaceutical and medical device manufacturer and is subject to German drug law. The Company believes that worldwide regulation of allografts and xenografts is likely to intensify as the international regulatory community focuses on the growing demand for these implant products and the attendant safety and efficacy issues of citizen recipients. Changes in governing laws and regulations could have a material adverse effect on the Company's financial condition and results of operations. Company management further believes that it can mitigate this exposure by continuing to work closely with government and industry regulators in understanding the basic tenets of the business and participating in the drafting of reasonable and appropriate legislation.

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

        EMPLOYEES

        As of September 30, 2005, the Company employed a total of 193 full-time and 20 part-time employees, of whom 49 full-time and 7 part-time were employed in the United States and the remainder in Germany. Management believes its relations with its employees are good.

ITEM 2.     PROPERTIES.

        UNITED STATES. The Company's domestic facilities are located in New Jersey and Florida. In West Paterson, New Jersey, the Company leases approximately 1,400 square feet of office space in which its administrative headquarters is located. The lease will expire in December 2006 and has a base rent of approximately $2,500 per month. The Company announced the relocation of the administrative offices to its facility in Alachua, Florida at December 31, 2005. The Company's offices and manufacturing facility in Alachua, Florida have expanded from approximately 20,205 square feet to 25,525 square feet of leased space. The Florida lease expires January 31, 2009 with an option through January 31, 2011 at a current base rent of approximately $36,500 per month. The Company believes it is adequate in space and condition for its current needs.

        GERMANY. The Company's facility in Neunkirchen consists of six buildings totaling approximately 32,000 square feet on approximately two acres of land. This property is owned by the Company and should be sufficient in size and condition to handle anticipated production levels for international markets into the foreseeable future. In addition, the Company is renting office space of approximately 23,000 square feet at $ 12,500 per month expiring at various periods in the later part of 2006. The intent is to eliminate and consolidate the current rental offices as part of expansion efforts underway. The expansion project is expected to be completed by the fourth fiscal quarter 2006.

ITEM 3.     LEGAL PROCEEDINGS.

        In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company. At September 30, 2005 and 2004, the Company maintains an accrual of $476,000 with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial opinion.

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

        Fiscal 2004                         High           Low
        -----------                         ----           ---
        First Quarter                     $  5.50        $  4.05
        Second Quarter                       5.06           3.85
        Third Quarter                        4.59           3.89
        Fourth Quarter                       4.16           2.79

        Fiscal 2005
        -----------
        First Quarter                     $  3.13        $  2.24
        Second Quarter                       2.60           2.30
        Third Quarter                        2.42           2.11
        Fourth Quarter                       4.56           2.35

        Such market quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

        HOLDERS

        As of November 30, 2005, the approximate number of holders of record of the Company's Common Stock was 828. The Company estimates that there are approximately 2,700 beneficial holders.

        DIVIDENDS

        The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future until earnings would generate funds in excess of those required to provide for the growth needs of the Company.

        EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information regarding the Company's equity compensation plan as of September 30, 2005.

----------------------------------------------- ------------------------- --------------------- -----------------------
                                                                                                 Number of securities
                                                                                                 Remaining available
                                                                                                 For future issuance
                                                                            Weighted-average          under Equity
                                                 Number of securities to    Exercise price of      compensation plans
                                                 be Issued upon exercise       Outstanding       (excluding securities
                                                 of Outstanding options,        options,          reflected in column
PLAN CATEGORY                                      warrants and rights     Warrants and rights            (a))
----------------------------------------------- ------------------------- --------------------- -----------------------
                                                 (a)                       (b)                   (c)
Equity compensation plan approved by
    Securities holders (1)...................           2,481,368                 $ 2.64                548,303
----------------------------------------------- ------------------------- --------------------- -----------------------
Equity compensation plan not approved by
    Securities holders.......................                 -0-                    -0-                    -0-
----------------------------------------------- ------------------------- --------------------- -----------------------

----------------------------------------------- ------------------------- --------------------- -----------------------
    Total                                               2,481,368                 $ 2.64                548,303
----------------------------------------------- ------------------------- --------------------- -----------------------

-----------------------------------------------------------------------------------------------------------------------
(1)     Reflects options to purchase shares of the Company's common stock and shares available for Issuance under the
        Company's Stock Option Plan.
-----------------------------------------------------------------------------------------------------------------------

ITEM 6.     SELECTED FINANCIAL DATA.

                                                                YEARS ENDED SEPTEMBER 30,

                                               2005           2004          2003        20021         2001
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                   $     31,860  $     29,330  $     30,260  $     20,747  $     13,162

Gross margin %                                      36%           60%           62%           59%           34%

Operating income (loss)                         (6,966)         3,528         3,820         1,666        (2,295)

Net income (loss)                               (6,621)         1,503         2,262           901          (672)
Average shares outstanding for basic
earnings (loss) per share                   15,919,286     15,734,000    15,495,000    15,114,000    14,749,000

Basic earnings (loss) per share                  (0.42)          0.10          0.15         0 .06         (0.05)

Average shares outstanding for diluted
earnings (loss) per share                   15,919,286     16,469,000    16,095,000    15,960,000    14,749,000

Diluted earnings (loss) per share                (0.42)          0.09          0.14          0.06         (0.05)

Balance Sheet Data:
     Working capital                       $     9,052   $     18,173  $     15,783  $     10,856  $      8,805
     Total assets                               27,142         34,347        30,403        23,748        19,277
     Long-term debt                                630            827           728           693           707
     Stockholders' equity                       14,728         22,083        18,046        13,928        12,457


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

RESULTS OF OPERATIONS

REVENUE AND GROSS MARGIN

        Revenue for the year ended September 30, 2005 increased $2.5 million or 9% to $31.9 million from $29.3 million in 2004. The U.S. revenues were $21.8 million or 27% higher than the 2004 revenues of $17.1 million. The increase in U.S. revenues was fueled by the continuing increase in the demand for the company's TUTOPLAST(R) bone products for dental applications sold by Zimmer Dental ("Dental"), the company's marketing partner. In January 2005, The Company developed, in association with Zimmer Dental, a new bone block to augment ridge restoration. The Dental business increased 100% from a year ago. The spine revenues decreased 37%, primarily due to significant purchases by Zimmer Spine ("Spine") in 2004. The urology business was essentially flat with a decrease of 6% from a year ago as this business is decreasing due to the increased reliance on synthetics for incontinence. However, Mentor continues to do well in the pelvic floor reconstruction market, with a slight increase in revenues for this product line. The Ophthalmic business was essentially flat as this is a mature and niche business.

         The International operation had revenues of $10.1 million, a decrease of $2.1 million or 17% from the 2004 revenues of $12.2 million. The decrease in revenues was primarily due to the temporary delay in the renewal of the CE marks ("European Conformity") on certain products, which was resolved at the end of the first quarter, the resolution of certain regulatory issues in France and the temporary backlog of xenograft product lines.

         An analysis of revenues are as follows:

            ------------------------- -------------- -------------- -------------- --------------

            ($000's omitted)              FY 2005        FY 2004        4th Qtr.      4th Qtr.
                                                                        FY 2005       FY 2004
            ------------------------- -------------- -------------- -------------- --------------
            ------------------------- -------------- -------------- -------------- --------------
             Dental                        13,785          6,893          4,115          1,996
            ------------------------- -------------- -------------- -------------- --------------
             Spine                          3,318          4,850            336            607
            ------------------------- -------------- -------------- -------------- --------------
             Urology                        2,633          2,809            540            770
            ------------------------- -------------- -------------- -------------- --------------
             Ophthalmic                     1,505          1,553            452            414
            ------------------------- -------------- -------------- -------------- --------------
             Other                            701          1,021            136            361
            ------------------------- -------------- -------------- -------------- --------------
               Total - U.S.                21,752         17,126          5,579          4,049
            ------------------------- -------------- -------------- -------------- --------------

            ------------------------- -------------- -------------- -------------- --------------
             Germany                        1,980          3,521            487         1,390
            ------------------------- -------------- -------------- -------------- --------------
             ROW                            6,220          6,001          1,324         1,829
            ------------------------- -------------- -------------- -------------- --------------
             France                         1,337          2,121            391           525
            ------------------------- -------------- -------------- -------------- --------------
             Other                            571            561            170           141
            ------------------------- -------------- -------------- -------------- --------------
               Total-International         10,108         12,204          2,372         3,885
            ------------------------- -------------- -------------- -------------- --------------

            ------------------------- -------------- -------------- -------------- --------------
             Total Consolidated            31,860         29,330          7,951         7,934
            ------------------------- -------------- -------------- -------------- --------------

        Gross margins for the year ended September 30, 2005 decreased to 36% from 60% in 2004. The lower margins were due to several factors, 1), an unfavorable mix of lower margin products from the dental product revenues versus the spine revenues. The dental revenues as a percentage of total revenues increased to 43% of total revenues versus 24% a year ago, 2), initial start-up manufacturing costs of $1.6 million, expensed in the third quarter, associated with shifting production of the dental product lines from Germany to the U.S. The production transfer has been fully completed, 3), the recording in the fourth quarter of $1.0 million for the inventory reserve impact of the voluntary recall of products and 4), the estimated patient testing and other related expenses of $250,000 as a result of the product recall recorded in the fourth quarter.

        VOLUNTARY RECALL. On October 12, 2005, the Company issued a voluntary recall of all product units, which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,035,000 and has notified all customers and distributors of record regarding this action. In connection with this recall, the Company has destroyed $174,000 and accrued $861,000 of inventory reserve and $250,000 of other related costs at September 30, 2005.

GENERAL AND ADMINISTRATIVE

        General and Administrative expenses increased 28% in 2005 to $5.4 million from $4.2 million in 2004. The increase was due to higher compensation from new and unfilled positions ($534,000), expenses related to the closing of the New Jersey Corporate Offices ($444,000), expenses related to the Sarbanes -Oxley compliance ($118,000), unfavorable translation of Euro-based expenses ($84,000), and other expenses

($20,000). As a result, General and Administrative expenses, as a percentage of revenues, increased from 14% in 2004 to 17% in 2005.

DISTRIBUTION AND MARKETING

        Distribution and Marketing expenses were increased 32% or $2.8 million in 2005 to $11.5 million from $8.7 million in 2004. The increase was soley due to higher marketing fees paid to Dental of $6.1 million in 2005 versus $3.2 million a year ago or an increase of $2.9 million. This is a result of a 100% increase in dental revenues in 2005, from $6.9 million of revenues in 2004 to $13.8 million in 2005. As a result, Distribution and Marketing expenses, as a percentage of revenues, increased from 30% in 2004 to 36% in 2005.

RESEARCH AND DEVELOPMENT

        Research and Development expenses increased 16% or $0.2 million in 2005 to $1.6 million. The increase was due to increased development efforts in the dental and spine product areas. As a percentage of revenues, Research and Development expenses remained at 5% in 2005 and 2004.

LITIGATION CONTINGENCY

        In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406,000. At September 30, 2005 and 2004, the Company continues to maintain an accrual of $476,000 with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial position.

OTHER INCOME/EXPENSE

        Other expense for 2005 decreased $505,000 from $601,000 in 2004 to $96,000 in 2005. This was primarily the result of lower foreign exchange losses due to the strengthening of the dollar versus the euro and lower inter-company balances at year-end.

INTEREST EXPENSE

        Interest expense in 2005 increased due to the leasing of capital expenditure equipment related to the facility expansion programs in Florida and Germany.

(BENEFIT OF) PROVISION FOR INCOME TAXES

        The (benefit of) provision for income taxes is solely due to the income tax benefit on the loss from the foreign entity. The Company continues to record the existing valuation allowance on its U.S. operations.

NET (LOSS) INCOME

        As a result of the above, net loss for the year ended September 30, 2005 totaled $6.6 million, $0.42 basic and diluted loss per share as compared to a net income of $1.5 million, $0.10 basic and $0.09 diluted earnings per share for 2004. As a percentage of revenues, net income decreased from 5.1% in 2004 to a net loss of 20.8% in 2005.

ACCOUNTS RECEIVABLE

        The accounts receivable balance decreased in 2005 by 29% due to an increase in collection efforts resulting in a 16% improvement of the day's sales outstanding from 50 in 2004 to 42 in 2005.

INVENTORY

        The inventory balance decreased to $10.6 million at September 30, 2005 or 30% from $15.1 million at September 30, 2004. The decrease was primarily due to the successful effort to improve production planning and control and reduce overall inventory levels. Approximately $1.0 million of the decrease represents inventory written-off due to the voluntary recall of certain products.

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

LITIGATION CONTINGENCY

        In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406,000. At September 30, 2004 and 2003, the Company accrued $476,000 and $836,000, respectively with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial position.

OTHER EXPENSE

        Other expense for 2004 increased $233,000 from $368,000 in 2003 to $601,000 in 2004. This was primarily the result of higher foreign exchange losses due to the weakness of the dollar versus the euro and higher inter-company balances at year-end.

INTEREST EXPENSE

        Interest expense in 2004 increased due to the leasing of capital expenditure equipment.

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

        FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's German subsidiary is the Euro for the years 2005, 2004 and 2003. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, non-cash losses are made directly to comprehensive income. Gains and losses resulting from transactions between the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur. The Company recognized currency losses of $173,000, $700,000 and $350,000 in 2005, 2004 and 2003, respectively.

CONCENTRATION OF CREDIT RISK

        The exposure to risk related to foreign currency exchange is limited primarily to inter-company transactions. The Company currently does not utilize forward exchange contracts or any other type of hedging instruments.

        The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. Two customers accounted for 18% of consolidated revenue in 2005 while the same two customers accounted for 22% of consolidated revenue in 2004 and 30% in 2003. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the financial position as of September 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2005 and 2004 the Company had working capital of $9.1 million and $18.0 million, respectively, a decrease of 49%. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. This decrease is primarily due to a concerted effort to reduce inventory levels by $4.5 million and an improvement in the accounts receivable DSO (days sales outstanding) from 50 to 42 or $1.5 million, partially offset by an increase in short-term borrowing of $1.0 million.

        Net cash decreased from $5.0 million in 2004 to $3.6 million 2005 primarily as the result of the effect of the net loss in 2005 of $6.4 million versus a net income of $1.5 million in 2004. The decrease in cash due to the net loss in 2005 was partially offset by significant reductions in inventory levels and accounts receivable balances as aforementioned above.

        Net cash used in operating activities was $561,000 in 2005 compared to net cash provided from operating activities of $380,000 in 2004. The decrease resulted primarily from the decrease in net income partially offset by the reductions on inventory and accounts receivable.

        Net cash used in investing activities, representing purchases of capital expenditures, was $1,681,000 in 2005 and $1,759,000 in 2004. The continued spending on capital expenditure is due to the facility expansion in the Florida and German manufacturing locations and replacement manufacturing equipment.

        Net cash from financing activities in 2005 and 2004 of $981,000 and $496,000 relates primarily to the proceeds from revolving credit arrangements to finance the expansion program in Germany, partially offset by the repayments of long-term debt.

        The Company's future minimum commitments and obligations under current operating leases for its offices and manufacturing facilities in the U.S. and Germany, as well as several leases related to office equipment and automobiles through 2009 total $3,340,000. The Company considers these commitments and obligations to be reasonable in order to maintain the current and future business requirements.

        The following table summarizes the Company's contractual obligations as of September 30, 2005:

        ------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
        (In thousands)                    Total       2006       2007       2008       2009       2010
        ------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
        ------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
        Long-term debt                   $   814     $   184   $   197    $   433     $    0     $    0
        ------------------------------- ---------- ---------- ---------- ---------- ---------- ----------
        Operating lease obligations      $ 3,340     $ 1,064   $   787    $   632     $  557     $  300
        ------------------------------- ---------- ---------- ---------- ---------- ---------- ----------

        The Company maintains current working capital credit lines totaling 1.5 million euros (approximately $1.8 million) with three German banks and a $1.0 million credit line with a U.S. bank. At September 30, 2005 the Company had no borrowings against these lines. There are no covenants on the credit lines and senior and equipment debt. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, and the development of additional markets and surgical applications for its products worldwide. While the Company believes that it continues to make progress in both these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations or cash flow.

        The Company may seek additional financing to meet the needs of its long-term strategic plan. The Company can provide no assurance that such additional financing will be available, or if available, that such funds will be available on favorable terms.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        In the United States and in Germany the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. The Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on September 30, 2005 cash and cash equivalents and long-term debt, a 1% change in interest rates would have a negligible impact on our results of operations.

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

                                 TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

-------------------------------- -------- ---------------------------------- ----------------------------

              NAME                  AGE             POSITIONS/OFFICES              PERIOD SERVED IN
                                                                                   OFFICE/POSITION
-------------------------------- -------- ---------------------------------- ----------------------------
G. Russell Cleveland                67    Director                           1997 - present

-------------------------------- -------- ---------------------------------- ----------------------------
Roy D. Crowninshield, Ph.D.         57    Chairman of the Board              July 2004 - present
                                          Director                           2003 - present
                                          Interim CEO                        July 2004 - December 2004

-------------------------------- -------- ---------------------------------- ----------------------------
Neal B. Freeman                     65    Director                           June 2005 - present

-------------------------------- -------- ---------------------------------- ----------------------------
J. Harold Helderman, MD             60    Director                           1997 - present

-------------------------------- -------- ---------------------------------- ----------------------------
Udo Henseler, PH.D.                 65    Director                           June 2005 - present

-------------------------------- -------- ---------------------------------- ----------------------------
Manfred K. Kruger                   59    President, International           January 2005 - present
                                          President                          July 1999 - December 2004
                                          Chief Executive Officer            December 1999 - June
                                                                             2004
                                          Chief Operating Officer            July 1999 - December 2004
                                          Director                           June 1997 - March 2005

-------------------------------- -------- ---------------------------------- ----------------------------
George Lombardi                     62    Chief Financial Officer,           1998 - present
                                          Treasurer and Secretary

-------------------------------- -------- ---------------------------------- ----------------------------
Guy L. Mayer                        54    Chief Executive Officer            January 2005 - present
                                          Director                           January 2005 - present

-------------------------------- -------- ---------------------------------- ----------------------------
Adrian J. R. Smith                  61    Director                           June 2005 - present

-------------------------------- -------- ---------------------------------- ----------------------------
Carlton E. Turner, Ph.D.            65    Director                           2000 - present

-------------------------------- -------- ---------------------------------- ----------------------------

The following is a summary of the business experience of each of the Company's Officers and Directors listed in the above-referenced table, and of certain other significant employees of the Company, during the past five (5) years.

        OFFICERS AND DIRECTORS

        G. RUSSELL CLEVELAND is the President, Chief Executive Officer, sole Director, and majority shareholder of Renaissance Capital Group, Inc. ("Renaissance"). He is also President, Chief Executive Officer, and a director of Renaissance Capital Growth & Income Fund III, Inc. Mr. Cleveland is a Chartered Financial Analyst with more than thirty-five (35) years experience as a specialist in investments for smaller capitalization companies. A graduate of the Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts. Mr. Cleveland currently serves on the Boards of Directors of Renaissance U.S. Growth & Income Trust PLC, Cover-All Technologies, Inc., Digital Recorders, Inc., Integrated Security Systems, Inc., and Camino-Soft, Inc. and Precis, Inc.

        ROY D. CROWNINSHIELD, PH.D. is the current Chairman of the Board. From July 2004 to December 2004, Dr. Crowninshield was the Interim Chief Executive Officer of the Company. Prior to joining Tutogen, Dr. Crowninshield served twenty-one (21) years in various capacities at Zimmer Holdings, Inc., including President of Zimmer's U.S. operations and most recently as the Company's Chief Scientific Officer. Prior to joining Zimmer, Inc. in 1983, he was a faculty member at the University of Iowa where he led many research projects evaluating the function of total joint implants. He currently holds academic appointments as a professor in the Orthopedic Surgery Department at Rush Medical College in Chicago, Illinois and as an adjunct professor in the College of Engineering of the University of Notre Dame. He holds undergraduate and doctorate degrees from the University of Vermont. He has worked in the orthopedic industry for over twenty (20) years and has extensive experience in the research and development, manufacture, and clinical investigation of orthopedic implants. He has authored more than 100 journal articles, book chapters, and published abstracts in orthopedics and engineering.

        NEAL B. FREEMAN is the Chairman and CEO of The Blackwell Corporation (since 1981), an advisory firm, with clients in the communications, defense and wealth management industries. He is also Chairman of the Foundation Management Institute; Chairman of the Board of Advisors of the investment advisory firm, Train Babcock Advisors and Director of North American Management Corp.

        J. HAROLD HELDERMAN, MD is Dean of Admissions and Professor of Medicine, Microbiology and Immunology, since 1999, at Vanderbilt University, Nashville, Tennessee, and is the Medical Director of the Vanderbilt Transplant Center since 1989. Dr. Helderman received his MD from the State University of New York, Downstate Medical Center in 1971, Summa Cum Laude. In addition to book and monograph writings, he has authored more than 125 publications in his field of transplant medicine. Dr. Helderman is past President of the American Society of Transplantation.

        UDO HENSELER, PH.D., is presently acting as the principal/owner of MSI Management Services International (first activated 1994) and serves currently on the Board of Directors of the public companies of eGene, Inc., Spire Corporation and Tutogen Medical, Inc. From 2002 to July 2005 Dr. Henseler was CEO, Director and Chairman of eGene, Inc., a public biotechnology company. From 1999 to June 2002, Dr. Henseler was a Director and from June 2001 to March 2002, he was the Executive Vice President, Director and CFO of ChemoKine Therapeutics Corporation. From 2000 to June 2001, he was the Senior Vice President and CFO of Isotag Technology, Inc., a biotechnology Company. Dr. Henseler has extensive global public company leadership experience with approximately 40 years of combined service as: VP and CFO of the biotechnology Qualicon Inc., a DuPont company; Director, Senior VP and CFO of the Pharmaceutical Andrx Inc.; VP and CFO of Genetic Systems Corp.; Chair Executive Committee, VP and CFO of Coulter Corporation (life Sciences); group Finance Chief at Beckman, Inc. (life-sciences). Dr. Henseler earned his B.A. in Germany, and Master's and Ph.D. degrees from the Claremont Graduate University in Claremont, California. Dr. Henseler is also a Certified Public Accountant.

        MANFRED K. KRUGER is the Company's President, International Operations. He joined the Company in June 1997 as General Manager of the Company's German subsidiary. In that capacity, he was responsible for all scientific research and development, production, and distribution and sales. In February 1999, he became Chief Operating Officer and a member of the Company's Board of Directors. On July 1, 1999 he was appointed President of the Company. Prior to joining the Company, Mr. Kruger was Executive Vice President of Fresenius Critical Care International, a division of Fresenius Medical Care, AG. Prior to Fresenius, Mr. Kruger held management positions with Squibb Medical Systems and American Hospital Supply.

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

        GUY MAYER is the Company's CEO. Prior to Tutogen, Guy served as Chairman and CEO of Visen Medical (from 2003 to 2004), a private Biotech company focused on Molecular Imaging technologies and prior to Visen (from 2000 to 2003), as President and CEO of ETEX Corporation, a private biomedical company based in Cambridge, MA. For 13 years prior to joining ETEX, Mr. Mayer held various senior positions at Zimmer Inc., then a division of Bristol Myers Squibb, with sales in excess of $1.2 billion. Mr. Mayer's positions at Zimmer included President Global Products Group, President Orthopedics Implant division, President Zimmer Japan and Sr. Vice President Zimmer International. Prior experience includes general management positions with Picker International in diagnostic imaging, and American Hospital Supply Corporation. Guy is a 1974 Graduate of the University of Ottawa and currently serves on the Board of Directors of several public and private companies.

        MR. ADRIAN J.R. SMITH is CEO of The Woolton Group, since 1997, and a Non-Executive Director of Carter & Carter Group plc, since 2002), a UK company providing learning solutions and outsource services to large corporate organizations. His business career includes 13 years in the professional services industry and 26 years with two Fortune 500 companies. He has been a Global Managing Partner, Marketing & Communication at Deloitte & Touche, the CEO of Grant Thornton LLP, and a Managing Partner at Arthur Andersen in the early to mid-1990's. He held senior international management roles with Ecolab Inc. and also with Procter & Gamble. He serves on the board of Harbor Branch Oceanographic Institution, and the Education Foundation of Indian River County in Florida.

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

        COMMITTEES OF THE BOARD OF DIRECTORS

        Compensation Committee. The Compensation Committee is composed of Dr. Helderman, Dr. Turner and Mr. Freeman, and is chaired by Dr. Turner. This Committee approves, administers and interprets our compensation and benefit policies, including our executive bonus programs. It reviews and makes recommendations to our board of directors to ensure that our compensation and benefit policies are consistent with our compensation philosophy and corporate governance principles. This Committee is also responsible for establishing our CEO's compensation.

        Audit Committee. The Audit Committee is composed of Messrs. Cleveland, Smith and Dr. Henseler and is chaired by Mr. Cleveland. This Committee has general responsibility for the oversight and surveillance of our accounting, reporting and financial control practices. Among other functions, the Committee retains our independent public accountants. Each member of the Committee is a non-management director. All members of the Audit Committee are considered to be "financial experts" within the definition of that term under the regulations of the Securities Act.

        Nominating Committee. The Nominating Committee is composed of Messrs Smith, Freeman, Dr. Helderman, and Dr. Henseler and is chaired by Dr. Helderman. This committee nominates directors for election by the board or by stockholders and nominates directors for membership on the committees of the board.

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

                                                   SUMMARY COMPENSATION TABLE

---------------------------- ------- --------------------------------------- ---------------------------------- ---------------

                                              Annual Compensation                 Long Term Compensation

---------------------------- ------- --------------------------------------- ---------------------------------- ---------------

                                                                                     Awards           Payouts
---------------------------- ------- ------------ ----------- -------------- ------------------------ --------- ---------------

                                                                  Other      Restricted  Securities
                                                                 Annual        Stock     Underlying     LTP       All Other
    Name And Principal       Fiscal    Salary       Bonus     Compensation    Award(s)     Options    Payouts    Compensation
         Position             Year       ($)         ($)           ($)          ($)          (#)        ($)         (1)($)

---------------------------- ------- ------------ ----------- -------------- ----------- ------------ --------- ---------------
Guy L. Mayer (2)              2005     225,000      24,300          0            0         300,000       0             0
Chief Executive Officer

Roy D. Crowninshield (2)      2005      21,000         0            0            0            0          0             0
Chief Executive Officer       2004      21,000         0            0            0         100,000       0             0

Manfred K. Kruger             2005     391,000      34,700          0            0            0          0          77,700
President, International      2004     428,550         0            0            0            0          0          67,600
      Operations              2003     352,500     179,700          0            0          37,500       0          76,900

George Lombardi               2005     166,500      20,500          0            0            0          0             0
Chief Financial Officer       2004     166,500         0            0            0            0          0             0
Treasurer and Secretary       2003     160,125      67,500          0            0          20,000       0             0

Dr. Karl Koschatzky           2005     148,700      13,100          0            0            0          0          51,100
Vice President of             2004     140,000         0            0            0            0          0          39,100
R & D Worldwide               2003     107,600      32,400          0            0          45,000       0          28,800

---------------------------- ------- ------------ ----------- -------------- ----------- ------------ --------- ---------------

(1) Includes pension and automobile leasing and other automobile related expenses.
(2) Dr. Crowninshield was appointed Chairman and interim Chief Executive Officer on July 1, 2004. As CEO of the Company, Dr. Crowninshield devoted at least one-third of his time on Company affairs for which he was compensated at the rate of $7,000 per month and was granted options to purchase 100,000 shares of the Company's common stock. Dr. Crowninshield resigned as the interim Chief Executive Officer on December 31, 2005, but retained his current position as Chairman of the Company. Dr. Crowninshield was replaced by Mr. Mayer on January 1, 2005.

        EMPLOYMENT AGREEMENTS

        On December 6, 2004, the Company entered into an employment agreement with Mr. Guy W. Mayer to serve as Chief Executive Officer (CEO) of the Company, commencing January 1, 2005. The term of employment is indefinite and terminates upon written notice by the Company, notice of termination by Mr. Mayer or termination of employment for cause. Minimum notice of termination by the Company, except for cause, is one (1) year from the end of any calendar quarter. Mr. Mayer's current annual base salary is $315,000. In addition, the employment agreement provides for a bonus for the balance of the Company's fiscal year 2005 in an amount up to 90% of his earned salary for fiscal 2005, subject to the Company realizing certain performance goals based on revenue and operating income. In addition, Mr. Mayer was granted a ten (10) year option, upon commencement of employment, to purchase 250,000 shares of the Company's common stock, exercisable at the market price on the date of grant, 25% on the date of grant and 25% on each of the first three (3) anniversaries.

        The Company has an employment agreement with Manfred Kruger, its President, International Operations. Pursuant to that agreement, the term of Mr. Kruger's employment with the Company commenced on June 16,1997. The agreement is for an indefinite period and shall terminate upon written notice by the Company, notice of his election to terminate, or the Company terminates his employment for cause. Minimum notice of termination by the Company, except for cause, is one year from the end of a calendar quarter. Mr. Kruger's annual base salary commencing April 1, 2005 is currently $320,000. In addition, the employment agreement provides for an annual bonus in an amount up to 35% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board. In addition, Mr. Kruger has a "change of control" agreement whereby he is entitled to 12 months salary in the event he is terminated as the result of a change of control of the Company.

        The Company has a severance agreement with George Lombardi, its Chief Financial Officer, Treasurer and Secretary. Pursuant to that agreement, upon written notice of his termination at least six weeks before a calendar quarter, the Company will provide six months salary including medical and 401(K) benefits. Mr. Lombardi's annual base salary is currently $166,500. The Company also provides an annual bonus in an amount up to 30% of his annual base salary, subject to the satisfaction of reasonable performance goals established by the board. In addition, Mr. Lombardi has a "change of control" agreement whereby he is entitled to 12 months salary including medical benefits in the event he is terminated as the result of a change of control of the Company.

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

        The Board of Directors or the Compensation and Stock Option Committee is responsible for the administration of the 1996 Plan and determines the employees to which options will be granted, the period during which each option will be exercisable, the exercise price, the number of shares of the Common Stock covered by each option, and whether an option will be a non-qualified or an incentive stock option. The exercise price, however, for the purchase of shares subject to such an option, cannot be less than 100% of the fair market value of the Common Stock on the date the option is granted. The Stock Option Committee has no authority to administer or interpret the provisions of the 1996 Plan relating to the grant of options to outside Directors. The current members of the Compensation and Stock Option committee are Dr. Turner, Dr. Helderman and Mr. Freeman.

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

        The 1996 Plan presently reserves 4,000,000 shares of the Company's Common Stock for issuance thereunder. As of September 30, 2005, options have been issued for 3,451,697 shares and 548,303 shares remain available under the 1996 Plan. Unless sooner terminated, the 1996 Plan will expire on February 27, 2006.

                       OPTIONS GRANTED IN FISCAL YEAR 2005

        The following table provides information as to options granted to the Company's Chief Executive Officer during the fiscal year ended September 30, 2005. All such options were granted under the Company's 1996 Stock Option Plan.

----------------------- ------------------- ---------------- ------------- ------------------ --------------------------
                                                                                                 Potential Realizable
                                                                                                    Value at Assumed
                            Number of                                                             Annualized Rates of
                            Securities        Percent of                                       Stock Price Appreciation
                            Underlying           Total       Exercise or                          for Option Term (1)
                         Options Granted    Options Granted   Base Price       Expiration         5%           10%
                               (#)           To Employees       ($/Sh)            Date           -----         -----
----------------------- ------------------- ---------------- ------------- ------------------ --------------------------
Guy L. Mayer                 250,000             40.2%          $2.60       January 3, 2015    $547,000     $604,000
                              50,000              8.0%          $4.17      September 26, 2015  $ 30,900      $42,300
----------------------- ------------------- ---------------- ------------- ------------------ --------------------------

(1) Potental realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the due date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company's estimate of future price growth.

        The following table sets forth the value of the unexercised options at September 30, 2005. No options were exercised during this fiscal year. The market price of the Company's common stock at September 30, 2005 was $4.56.

                                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                            AND FY-END OPTION VALUES

------------------------------------ ------------------------------------ ------------------------------------
                                             Number of Unexercised                Value of Unexercised
                                                  Options at                     In-the-Money Options at
                 Name                         September 30, 2005                   September 30, 2005
------------------------------------ ------------------------------------ ------------------------------------
                                        Exercisable       Unexercisable      Exercisable       Unexercisable
------------------------------------ ------------------ ----------------- ------------------ -----------------
Guy L. Mayer                              75,000             225,000         $   127,375         $  382,125
------------------------------------ ------------------ ----------------- ------------------ -----------------
Manfred K. Kruger                         590,625             9,375          $ 1,363,600         $   12,094
------------------------------------ ------------------ ----------------- ------------------ -----------------
George Lombardi                           213,000             5,000          $   542,475         $    9,450
------------------------------------ ------------------ ----------------- ------------------ -----------------
Dr. Karl Koschatzky                       104,168             22,500         $   258,087         $   28,350
------------------------------------ ------------------ ----------------- ------------------ -----------------

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee consists of Dr. Turner, Dr. Helderman and Mr. Freeman. There are no "interlocks" as defined by the SEC with respect ot any member of the committee.

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


                                               Respectfully submitted,
                                               The Compensation Committee


                                               Dr. Carlton E. Turner, Chairman
                                               Dr. J. Harold Helderman
                                               Neal B. Freeman

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

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                          AMONG TUTOGEN MEDICAL INC.,
                     AMEX MARKET INDEX AND PEER GROUP INDEX




                              [PERFORMANCE GRAPH]




                    ASSUMES $100 INVESTED ON SEPT. 30, 2000
                           ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING SEPT. 30, 2005

Note:  Assumes $100 invested on August 17, 2000 assumes dividends reinvested.

              COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS


                           -------------- FISCAL YEAR ENDING ----------------
COMPANY/INDEX/MARKET      9/30/00  9/30/01  9/30/02  9/30/03  9/30/04  9/30/05

TUTOGEN MEDICAL INC        100.00    40.85    48.34    86.81    50.89    77.62
NASDAQ MEDICAL DEVICE      100.00    97.71    91.18   123.43   143.36   162.71
AMEX MARKET INDEX          100.00    74.98    81.46   100.67   116.21   140.67


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 30, 2005, by
(i) each person known to the Company to own beneficially more than 5% of its Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. As of November 30, 2005, there were approximately 15,950,460 shares of Common Stock issued and outstanding.

-------------------------------------------------------------------------------------------------------------

      NAME AND ADDRESS                                             AMOUNT AND NATURE         PERCENTAGE
     OF BENEFICIAL OWNER                                       OF BENEFICIAL OWNER (1)(2)    OF CLASS (3)
-------------------------------------------------------------------------------------------------------------

SPV 1996 LP...............................................             1,896,794                 11.90%
   101 Finsbury Pavement
   London, England
   EC2A 1EJ

Zimmer CEP (formerly Centerpulse) USA Holding Co..........             5,297,124                 33.25%
   Subsidiary of Zimmer Holdings, Inc.
   345 East Main Street
   Warsaw, IN 46580

G. Russell Cleveland (4)..................................                99,800                   *

Roy D. Crowninshield (5)..................................                47,500                   *

Neal B. Freeman (7).......................................                20,000                   *

Dr. J. Harold Helderman (8)...............................               102,500                   *

Udo Henseler, Ph.D (6)....................................                10,000                   *

Dr. Karl Koschatsky (6)...................................               107,918                   *

Manfred K. Kruger (6).....................................               590,625                  3.57%

George Lombardi (6).......................................               215,000                  1.33%

Guy L. Mayer (6)..........................................                75,000                   *

Adrian J. R. Smith (6)....................................                10,000                   *

Carlton E. Turner (6).....................................                42,500                   *

All directors and officers as a group (11 persons)........             1,321,343                  7.71%

*       Less than 1%
1 In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
2 Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the common stock beneficially owned by them.
3 In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 2005 held by such individual or group.
4 Includes 42,500 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Cleveland is the President and majority shareholder of Renaissance Capital Group, Inc. His business address is 8080 N. Central Expressway, Suite 210-LB 59, Dallas, TX 75206.
5 Includes 27,500 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
6 All of the shares of common stock beneficially owned by Messrs. Henseler, Koschatzky, Kruger, Lombardi, Mayer, Smith and Turner are derivative securities issuable upon exercise of options exercisable within sixty (60) days.
7 Includes 10,000 of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
8 Includes 82,500 of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Company has an exclusive license and distribution agreement with Zimmer Spine, a wholly owned subsidiary of Zimmer Holdings, Inc., whereby Zimmer Spine has been granted the right to act as the Company's exclusive distributor of bone tissue for spinal applications in the United States. For the year ended September 30, 2005, Spine revenues were $3.3 million.

        The Company has also engaged Zimmer Dental, a wholly owned subsidiary of Zimmer Holdings, Inc., to act as an exclusive distributor for the Company's bone tissue for dental applications in the United States and certain international markets. For the year ended September 30, 2005, Zimmer Dental was paid commissions aggregating approximately $6.1 million on revenues of $13.8 million.

        Zimmer CEP (formerly Centerpulse) USA Holding Co. is the owner of approximately 33.3% of the Company's outstanding shares of Common Stock.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The following table represents the aggregate fees billed for professional audit services rendered to the Company by Deloitte & Touche, LLP for the audit of the Company's annual financial statements for the years ended September 30, 2005 and 2004, and all fees billed for other services by Deloitte & Touche LLP during those periods:

            ------------------------------------- -- ------------- -- -------------
            Year Ended September 30,                     2005             2004
            ------------------------------------- -- ------------- -- -------------
            ------------------------------------- -- ------------- -- -------------
            Audit fees (1)                              $143,000        $105,500

            ------------------------------------- -- ------------- -- -------------
            Audit-related fees (2)                        55,000          27,900

            ------------------------------------- -- ------------- -- -------------
            Tax fees (3)                                   4,000           3,100

            ------------------------------------- -- ------------- -- -------------
            All other fees (4)                                 -               -

            ------------------------------------- -- ------------- -- -------------
            Total Accounting Fees and Services          $202,000        $136,500
            ------------------------------------- -- ------------- -- -------------

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

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES

        The Company's Audit Committee has responsibility for the approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by

Deloitte & Touche for the fiscal years ended September 30, 2005 and 2004 were pre-approved by the Audit Committee before the engagement of the auditors for such services.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

        3.7     Articles of Amendment to Articles of Incorporation
                   Amending the Terms of the Series C Preferred Stock.*

        3.8 Articles of Amendment to Articles of Incorporation Effecting Reverse Stock Split*

        10.7 Employment Agreement between the Registrant and Manfred Kruger dated June 9, 1997. *

        10.9 Employment Agreement between the Registrant and Mr. Guy Mayer dated December 6, 2004.***

        14      Code of Ethics****

        21      Subsidiaries of Registrant*

        *       Document incorporated by reference from previous Form 10-KSB filings.
        **      Document incorporated by reference from Exhibit 2 of
                Registration Statement, on Form 20-F, of American Biodynamics,
                Inc., effective October 2, 1987.
        ***     Filed herewith.
        ****    Filed with the Company Form 10-K for the year ended September
                30, 2004.

        (b)     FINANCIAL STATEMENT SCHEDULES

                Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

                REPORTS ON 8-K

                Reference is made to the Company's Form 8-K reports, dated April 13, 2005 and June 8, 2005.

                                   SIGNATURES

        In accordance with the Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date December 21, 2005

                                          TUTOGEN MEDICAL, INC.


                                          /s/ Guy L. Mayer
                                          ----------------
                                          Guy L. Mayer
                                          Chief Executive Officer

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

Signature                                Title                     Date
---------                                -----                     ----

 /S/ G. RUSSELL CLEVELAND               Director             December 21, 2005
--------------------------------
G. Russell Cleveland

/S/ ROY D. CROWNINSHIELD                Director             December 21, 2005
--------------------------------
Roy D. Crowninshield

/S/ NEAL B. FREEMAN                     Director             December 21, 2005
--------------------------------
Neal B. Freeman

 /S/ J. HAROLD HELDERMAN                Director             December 21, 2005
--------------------------------
Dr. J. Harold Helderman

/S/ UDO HENSELER                        Director             December 21, 2005
--------------------------------
Dr. Udo Henseler

/S/ GUY L. MAYER                        Director            December 21, 2005
--------------------------------
Guy L. Mayer

/S/ ADRIAN J. R. SMITH                  Director            December 21, 2005
--------------------------------
Adrian J. R. Smith

/S/ CARLTON E. TURNER                   Director            December 21, 2005
--------------------------------
Carlton E. Turner

TUTOGEN MEDICAL, INC. AND
SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
West Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of (loss) income and comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

December 8, 2005
New York, New York

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
(In Thousands)
------------------------------------------------------------------------------------------

                                                                    2005           2004
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $    3,562     $    5,063
  Accounts receivable, net of allowance for doubtful
   accounts of $462 in 2005 and $192 in 2004                          3,473          4,922
  Inventories - net                                                  10,558         15,072
  Deferred income taxes                                                 695            425
  Other current assets                                                  623          1,409
                                                                 ----------     ----------

        Total current assets                                         18,911         26,891

PROPERTY, PLANT AND EQUIPMENT - Net                                   6,612          6,138

DEFERRED INCOME TAXES                                                 1,619          1,318
                                                                 ----------     ----------

TOTAL ASSETS                                                     $   27,142     $   34,347
                                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                    $    6,273     $    6,521
  Accrued commissions                                                 1,765          1,521
  Short term borrowing                                                1,048              -
  Current portion of deferred distribution fees                         589            642
  Current portion of long-term debt                                     184            173
                                                                 ----------     ----------

        Total current liabilities                                     9,859          8,857

OTHER LIABILITIES:
  Deferred distribution fees                                          1,925          2,580
  Long-term debt                                                        630            827

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                                 14,728         22,083
                                                                 ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $   27,142     $   34,347
                                                                 ==========     ==========

See notes to consolidated financial statements.

                                            F-2

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(In Thousands, Except for Share Data)
----------------------------------------------------------------------------------------------------

                                                            2005            2004            2003
REVENUE                                                $      31,860   $      29,330   $      30,260

COST OF REVENUE                                               20,295          11,836          11,640
                                                       -------------   -------------   -------------

        Gross profit                                          11,565          17,494          18,620
                                                       -------------   -------------   -------------

OPERATING EXPENSES:
  General and administrative                                   5,371           4,203           4,482
  Distribution and marketing                                  11,501           8,737           8,835
  Research and development                                     1,659           1,432             826
  Litigation contingency                                           -            (406)            657
                                                       -------------   -------------   -------------

        Total operating expenses                              18,531          13,966          14,800
                                                       -------------   -------------   -------------

OPERATING (LOSS) INCOME                                       (6,966)          3,528           3,820

OTHER EXPENSE                                                    (96)           (601)           (368)

INTEREST EXPENSE                                                (130)           (118)            (53)
                                                       -------------   -------------   -------------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR
    INCOME TAXES                                              (7,192)          2,809           3,399

(BENEFIT OF) PROVISION FOR INCOME TAXES                         (571)          1,306           1,137
                                                       -------------   -------------   -------------

NET (LOSS) INCOME                                             (6,621)          1,503           2,262

COMPREHENSIVE (LOSS) INCOME:
  Foreign currency translation adjustments                      (770)          2,167           1,006
                                                       -------------   -------------   -------------

COMPREHENSIVE (LOSS) INCOME                            $      (7,391)  $       3,670   $       3,268
                                                       =============   =============   =============

AVERAGE SHARES OUTSTANDING FOR BASIC
  (LOSS) EARNINGS PER SHARE                               15,919,286      15,734,470      15,495,148
                                                       =============   =============   =============

BASIC (LOSS) EARNINGS PER SHARE:                       $       (0.42)  $        0.10   $        0.15
                                                       =============   =============   =============

AVERAGE SHARES OUTSTANDING FOR DILUTED
  (LOSS) EARNINGS PER SHARE                               15,919,286      16,469,443      16,095,448
                                                       =============   =============   =============

DILUTED (LOSS) EARNINGS PER SHARE:                     $       (0.42)  $        0.09   $        0.14
                                                       =============   =============   =============

See notes to consolidated financial statements.

                                                 F-3

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------

                                                                                  2005          2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                            $   (6,621)   $    1,503    $    2,262
  Adjustments to reconcile net (loss) income  to net cash
      (used in) provided by operating activities:
    Depreciation and amortization                                                     984           760           611
    Deferred distribution fees revenue                                               (640)         (640)         (579)
    Reserve for bad debts                                                             175          (245)          250
    Reserve for obsolescence                                                          889          (953)        1,185
    Deferred income taxes                                                            (571)          869         1,152
    Changes in assets and liabilities:
      Accounts receivable                                                           1,239           969        (2,388)
      Inventories                                                                   3,508        (1,824)       (2,545)
      Other current assets                                                            798          (241)         (637)
      Accounts payable and other accrued expenses                                    (566)         (894)        2,750
      Accrued commissions                                                             244         1,076          (945)
                                                                               ----------    ----------    ----------

         Net cash (used in) provided by operating activities                         (561)          380         1,116
                                                                               ----------    ----------    ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                                               (1,681)       (1,759)         (690)
                                                                               ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                             36           367           850
  Proceeds from revolving credit arrangements                                       1,509             -           343
  Repayment of revolving credit arrangements                                         (400)            -          (343)
  Proceeds from long-term borrowings                                                    -           224             -
  Repayment of long-term debt                                                        (164)          (95)          (81)
                                                                               ----------    ----------    ----------

         Net cash provided by financing activities                                    981           496           769
                                                                               ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (240)          897           771
                                                                               ----------    ----------    ----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                              (1,501)           14         1,966

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        5,063         5,049         3,083
                                                                               ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $    3,562    $    5,063    $    5,049
                                                                               ==========    ==========    ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE -
  Interest paid                                                                $      127    $      118    $       53
                                                                               ==========    ==========    ==========
  Income taxes paid                                                            $      149    $      251    $        -
                                                                               ==========    ==========    ==========

See notes to consolidated financial statements.

                                                          F-4

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(In Thousands, Except for Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                        ACCUMULATED                                    COMMON
                                             COMMON    ADDITIONAL          OTHER                                        SHARES
                                             SHARES      PAID-IN       COMPREHENSIVE    ACCUMULATED                   ISSUED AND
                                           ($.01 PAR)    CAPITAL     INCOME (LOSS) (1)    DEFICIT        TOTAL       OUTSTANDING
BALANCE, OCTOBER 1, 2002                      $ 152     $  35,135        $   (925)       $ (20,434)     $ 13,928       15,158,110

  Stock issued on exercise of options             5           845               -                -           850          509,000
  Net income                                      -             -               -            2,262         2,262                -
  Foreign currency translation adjustment         -             -           1,006                -         1,006                -
                                              -----     ---------         -------        ---------      --------     ------------

BALANCE, SEPTEMBER 30, 2003                     157        35,980              81          (18,172)       18,046       15,667,110

  Stock issued on exercise of options             2           365               -                -           367          248,850
  Net income                                      -             -               -            1,503         1,503                -
  Foreign currency translation adjustment         -             -           2,167                -         2,167                -
                                              -----     ---------         -------        ---------      --------     ------------

BALANCE, SEPTEMBER 30, 2004                     159        36,345           2,248          (16,669)       22,083       15,915,960

  Stock issued on exercise of options             -            36               -                -            36           17,000
  Net loss                                        -             -               -           (6,621)       (6,621)               -
  Foreign currency translation adjustment         -             -            (770)               -          (770)               -
                                              -----     ---------         -------        ---------      --------     ------------

BALANCE, SEPTEMBER 30, 2005                   $ 159     $  36,381         $ 1,478        $ (23,290)     $ 14,728       15,932,960
                                              =====     =========         =======        =========      ========     ============


(1)  Represents foreign currency translation adjustments.

See notes to consolidated financial statements.

                                                                F-5

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------


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

        FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's German subsidiary is the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, noncash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur and are included in Other Expense (Income) in the Consolidated Statements of Income and Comprehensive Income. The Company recognized currency losses of $173, $700 and $350 in 2005, 2004 and in 2003, respectively.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The estimated fair value of all other amounts has been determined by using available market information and appropriate valuation methodologies. The carrying value of long-term debt approximates fair value.

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

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the following estimated useful lives of the assets:

            Building and improvements                                40 years
            Machinery, equipment, furniture and fixtures           3-10 years

        REVENUE AND COST OF REVENUE - Revenue includes amounts from surgical products and related services and distribution fees. Cost of revenue includes depreciation of $686, $311 and $404 for the years ended September 30, 2005, 2004 and 2003, respectively. Revenue from surgical products and related services is recognized upon the shipment of the processed tissues and when services are performed. The Company's terms of sale are FOB shipping point. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue on a straight-line basis over the contract period.

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

        INCOME TAXES - Deferred taxes are provided for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts, which are more likely than not to be realized.

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

        The following table reconciles net income and basic and diluted earnings pre share (EPS), as reported, to pro-forma net income and basic and diluted EPS, as if the Company had expensed the fair value of stock options.

                                                             2005         2004         2003
                                                             ----         ----         ----
        Net (loss) income, as reported:                    ($6,621)      $1,503       $2,262
        Pro-forma expense as if stock options were
           charged against net (loss) income                   102          159          104
                                                           -------      -------      -------
        Pro-forma net (loss) income using the
           fair value method                               ($6,723)      $1,344       $2,158
                                                           =======      =======      =======
        Basic EPS:
        As reported                                         ($0.42)       $0.10        $0.15
        Pro forma using the fair value method               ($0.42)       $0.09        $0.14

        Diluted EPS:
        As reported                                         ($0.42)       $0.09        $0.14
        Pro forma using the fair value method               ($0.42)       $0.08        $0.13

        NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123R ("SFAS 123R"), SHARE-BASED PAYMENT, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the compliance date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ended December 31, 2005. The Company is currently assessing the impact of SFAS 123R on the results of operations or financial position of the Company.

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

        EMPLOYEE SAVINGS PLAN - The Company maintains the Tutogen Medical, Inc. 401(k) Plan (the "Plan") for which all of the United States Employees are eligible. The Plan requires the attainment of the age of 21 and a minimum of six months of employment to become a participant. Participants may contribute up to the maximum dollar limit set by the Internal Revenue Service. The expenses incurred for the Plan were $57, $73 and $55 in 2005, 2004 and 2003, respectively.

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

        The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. Two customers accounted for 10% and 8%, respectively, of consolidated revenue in 2005, while the same two customers accounted for 13% and 9%, respectively of consolidated revenue in 2004 and 17% and 13%, respectively in 2003. The 10% and 8% customers had accounts receivable balances at September 30, 2005 of $6 and $3, respectively. There are no other customers accounting for greater than 10% of consolidated revenue in 2005, 2004 and 2003. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the results of operations or financial position.

4.      INVENTORIES

        Major classes of inventory at September 30, 2005 and 2004 were as follows:

                                                             2005         2004

        Raw materials                                     $   1,753    $   2,171
        Work in process                                       4,469        6,560
        Finished goods                                        7,614        8,791
                                                          ---------    ---------

                                                             13,836       17,522

        Less reserves for obsolescence                        3,278        2,450
                                                          ---------    ---------

                                                          $  10,558    $  15,072
                                                          =========    =========

5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at September 30, 2005 and 2004 consisted of the following:

                                                             2005       2004

        Land                                              $     495   $     512
        Buildings and improvements                            3,835       3,876
        Machinery and equipment                               2,329       2,201
        Office furniture and equipment                        2,787       2,570
        Construction-in-progress                                883         472
                                                          ---------   ---------

                                                             10,329       9,631

        Less accumulated depreciation and amortization       (3,717)     (3,493)
                                                          ---------   ---------

                                                          $   6,612   $   6,138
                                                          =========   =========

        The depreciation expense for the years ended September 30, 2005, 2004 and 2003 was $984, $760 and $611, respectively.

6.      REVOLVING CREDIT ARRANGEMENTS

        Under the terms of revolving credit facilities with three German banks, all of which have no expiration, the Company may borrow up to Euros 1.5 million or approximately $1.8 million for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 9.15% to 10.5%. At September 30, 2005, and 2004 the Company had no borrowings under the revolving credit agreements.

        The Company has a revolving credit facility in the U.S. for up to $1.0 million, expiring on January 1, 2006. At September 2005 and 2004, the Company had no borrowings under this credit facility. The U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility.

        The Company has an interim loan of up to Euros 1.5 million or approximately $1.8 million, at an annual interest rate of 5%, to finance its facility expansion project in Germany. The interim loan will convert to a long-term arrangement at the completion of approximately $1.8 million of funding, estimated to be no later than March 31, 2006. At September 30, 2005, the Company had short-term borrowings of $1,048.

7.      LONG-TERM DEBT

        Long-term debt at September 30, 2005 and 2004 consisted of the following:

                                                              2005       2004

        Senior debt, 5.75% interest until March 30,
          2008 when terms are renegotiable, due 2008         $  651     $  776

        Equipment lease debt, 6.50% interest until
          September 1, 2007                                     163        224
                                                             ------     ------

                                                                814      1,000

        Less current portion                                   (184)      (173)
                                                             ------     ------

                                                             $  630     $  827
                                                             ======     ======

        Aggregate maturities of long-term debt are $184 in 2006; $197 in 2007; $433 in 2008.

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

        STOCK OPTIONS - The Company maintains a 1996 Stock Option Plan (the "Plan") (4,000,000 shares authorized) under which incentive and nonqualified options have been granted to employees, directors and certain key affiliates. Under the Plan, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant.

        Changes in outstanding options for the Plan were as follows:

        Outstanding October 1, 2002                           2,217,668   $ 2.44

          Granted                                               452,500     2.91
          Canceled                                             (204,800)    3.33
          Exercised                                            (209,000)    1.81
                                                             ----------


        Outstanding September 30, 2003                        2,256,368     2.52

          Granted                                               225,000     3.98
          Canceled                                              (93,750)    4.45
          Exercised                                            (248,850)    1.47
                                                             ----------

        Outstanding September 30, 2004                        2,138,768     2.72

          Granted                                               622,000     2.99
          Canceled                                             (262,400)    4.03
          Exercised                                             (17,000)    2.17
                                                             ----------   ------

        Outstanding September 30, 2005                        2,481,368   $ 2.64
                                                             ==========   ======

        The following table provides information about stock options outstanding at September 30, 2005:

                                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                   ------------------------------------------  -----------------------------
                                                       WEIGHTED
                                                       AVERAGE
                                                      REMAINING    WEIGHTED                       WEIGHTED-
                                        NUMBER       CONTRACTUAL    AVERAGE          NUMBER        AVERAGE
        RANGE OF                      OUTSTANDING        LIFE      EXERCISE       EXERCISABLE     EXERCISE
        EXERCISE PRICE               AS OF 9/30/05    (IN YEARS)     PRICE       AS OF 9/30/05      PRICE
        --------------
        $0.94 to $1.25                   299,600          3.9       $ 0.95          299,600        $ 0.95
        $1.56 to $2.22                   652,568          2.7         1.77          602,568          1.73
        $2.40 to $3.62                 1,051,500          6.5         2.83          637,375          2.91
        $3.75 to $11.00                  477,700          6.2         4.46          306,950          4.58
                                      ----------         ----       ------       ----------        ------

        $0.94 to $11.00                2,481,368          5.1       $ 2.64        1,846,493        $ 2.48
                                      ==========         ====       ======       ==========        ======

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 47%, a risk-free interest rate range of 2.26% to 3.12% and an expected life of four years. A dividend yield of zero has been assumed. The weighted average fair value of options granted during the years ended September 30, 2005, 2004 and 2003 was $2.99, $3.98 and $2.91 respectively.

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

        A summary of the operations and assets by segment as of and for the years ended September 30, 2005, 2004 and 2003 are as follows:


        2005                                  INTERNATIONAL      UNITED STATES      CONSOLIDATED
        Gross revenue                            $ 17,344           $ 21,752          $ 39,096
        Less - intercompany                        (7,236)                 -            (7,236)
                                                 --------           --------          --------

        Total revenue - third party              $ 10,108           $ 21,752          $ 31,860
                                                 ========           ========          ========

        Depreciation and amortization            $    615           $    369          $    984
                                                 ========           ========          ========

        Operating income (Loss)                  $   (782)          $ (6,184)         $ (6,966)
                                                 ========           ========          ========

        Interest expense                         $     61           $     69          $    130
                                                 ========           ========          ========

        Net income (Loss)                        $   (845)          $ (5,776)         $ (6,621)
                                                 ========           ========          ========

        Capital expenditures                     $  1,468           $    213          $  1,681
                                                 ========           ========          ========

        Identifiable assets                      $ 16,045           $ 11,298          $ 27,343
                                                 ========           ========          ========


        2004                                  INTERNATIONAL      UNITED STATES      CONSOLIDATED
        Gross revenue                            $ 22,830           $ 17,126          $ 39,956
        Less - intercompany                       (10,626)                 -           (10,626)
                                                 --------           --------          --------

        Total revenue - third party              $ 12,204           $ 17,126          $ 29,330
                                                 ========           ========          ========

        Depreciation and amortization            $    506           $    254          $    760
                                                 ========           ========          ========

        Operating income                         $  4,549           $ (1,021)         $  3,528
                                                 ========           ========          ========

        Interest expense                         $     79           $     39          $    118
                                                 ========           ========          ========

        Net income                               $  2,659           $ (1,156)         $  1,503
                                                 ========           ========          ========

        Capital expenditures                     $  1,244           $    515          $  1,759
                                                 ========           ========          ========

        Identifiable assets                      $ 18,166           $ 16,181          $ 34,347
                                                 ========           ========          ========


        2003                                  INTERNATIONAL      UNITED STATES      CONSOLIDATED

        Gross revenue                            $ 18,079           $ 21,168          $ 39,247
        Less - intercompany                        (8,987)                 -            (8,987)
                                                 --------           --------          --------

        Total revenue - third party              $  9,092           $ 21,168          $ 30,260
                                                 ========           ========          ========

        Depreciation and amortization            $    376           $    235          $    611
                                                 ========           ========          ========

        Operating income                         $  4,005           $   (185)         $  3,820
                                                 ========           ========          ========

        Interest expense                         $     47           $      6          $     53
                                                 ========           ========          ========

        Net income                               $  2,144           $    118          $  2,262
                                                 ========           ========          ========

        Capital expenditures                     $    470           $    220          $    690
                                                 ========           ========          ========

        Identifiable assets                      $ 10,983           $ 19,420          $ 30,403
                                                 ========           ========          ========

        Total International long-lived assets of $5,912, $5,282 and $4,247 for the years ended September 30, 2005, 2004 and 2003, respectively are located in Germany.

10.     INCOME TAXES

        The (benefit of) provision for income taxes for the years ended September 30, 2005, 2004 and 2003 are summarized as follows:

                                                             2005         2004          2003

        Current:
          Federal                                          $      -     $      -      $    (15)
          State                                                   -            -             -
          Foreign                                                 -        1,153             -
                                                           --------     --------      --------

                                                                  -        1,153           (15)
                                                           --------     --------      --------

        Deferred:
          Federal                                             2,169          607           171
          State                                                 187          133            36
          Foreign                                              (571)         153         1,152
                                                           --------     --------      --------
                                                              1,785          893         1,359
                                                           --------     --------      --------
        Valuation allowance                                  (2,356)        (740)         (207)
                                                           --------     --------      --------
        (Benefit of) provision for income taxes            $   (571)    $  1,306      $  1,137
                                                           ========     ========      ========

        The differences between the U.S. statutory rates and those in the consolidated financial statements of operations and comprehensive income are primarily due to the foreign entity being taxed at a lower rate and certain nondeductible items, as follows.

                                                                2005      2004        2003

          Income tax at federal statutory rate (34%)          $(2,445)   $   983    $ 1,190
          State tax                                              (187)      (133)       (29)
          Valuation allowance                                   2,356        740        207
          Foreign tax differential                               (303)      (292)      (221)
          Other                                                     8          8        (10)
                                                              -------    -------    -------

          Total                                               $  (571)   $ 1,306    $ 1,137
                                                              =======    =======    =======

        The tax effect of the temporary differences that give rise to the Company's net deferred taxes as of September 30, 2005, and 2004 are as follows:

                                                         2005         2004
        Assets
          Deferred tax assets:
              Current:
                Bad debt reserve                      $     44      $     35
                Inventory reserve                          612           390
                Insurance reserve                           39             -
                                                      --------      --------

                   Subtotal                                695           425
                                                      --------      --------

              Noncurrent:
                Net operating loss & credits             7,725         5,745
                                                      --------      --------

          Deferred tax asset                             8,420         6,170
                                                      --------      --------

        Liability
          Deferred tax liability:
            Noncurrent:
              Fixed assets                                (145)         (166)
              Deferred revenue                             (96)          (84)
                                                      --------      --------
                   Subtotal                               (241)         (250)

              Valuation allowance                       (5,865)       (4,177)
                                                      --------      --------

        Net deferred tax asset                        $  2,314      $  1,743
                                                      ========      ========

        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses and tax credit carryovers. The net increase in the valuation allowance is comprised primarily of increases in federal and state net operating losses and credit carryovers, which may not be realized.

        The Company has approximately $13,800 of federal net operating loss carryforwards expiring beginning in 2008, a $21 AMT credit carryforward, and a $21 credit on research and development that will expire in 2013 if unused. The Company also has state net operating loss carryforwards of approximately $13,300 that will begin to expire in 2006.

        The Company has a corporate net operating loss carryforward for German income tax purposes of approximately $3,677 (3,052 Euros), and a trade net operation loss carryforward for German income tax purposes of approximately $1,241 (1,030 Euros), which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. As of September 30, 2002, the Company eliminated the full valuation allowance on its International operations based upon future taxable income projections. As of September 30, 2005, the Company continues to record the existing valuation allowance on its U.S. operations.

        The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management's intent to indefinitely reinvest such earnings. Upon distribution of these earnings, the Company may be subject to U.S. income taxes and/or foreign withholding taxes.

11.     EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations for the years ended September 30, 2005, 2004 and 2003. The Company has excluded 419 shares of stock options for the diluted loss per share calculation for the year ended September 30, 2005 as such options are anti-dilutive to the calculation:

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNT DATA )

                                                          NET                        PER SHARE
                                                         INCOME         SHARES         AMOUNT
        2005
        Basic loss per share                            $ (6,621)      15,919,286     $ (0.42)

        Effect of dilutive secured:
          Stock options                                        -                -           -
                                                        --------      -----------     -------

        Diluted loss per share                          $ (6,621)      15,919,286     $ (0.42)
                                                        ========      ===========     =======

        2004

        Basic earnings per share                         $ 1,503       15,734,470     $  0.10

        Effect of dilutive secured:
          Stock options                                       -           734,973       (0.01)
                                                        --------      -----------     -------

        Diluted earnings per share                      $  1,503       16,469,443     $  0.09
                                                        ========      ===========     =======

        2003

        Basic earnings per share                         $ 2,262       15,495,148     $  0.15

        Effect of dilutive secured:
          Stock options                                        -          600,300       (0.01)
                                                        --------      -----------     -------

        Diluted earnings per share                      $  2,262       16,095,448     $  0.14
                                                        ========      ===========     =======

12.     COMMITMENTS AND CONTINGENCIES

        The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $1,212, $1,103 and $759 per year for the years ended September 30, 2005, 2004 and 2003, respectively. Future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2005 are as follows:

        2006                                                    $    1,064
        2007                                                           787
        2008                                                           632
        2009                                                           557
        2010                                                           300
        Thereafter                                                       -
                                                                         -
                                                                ----------

                                                                $    3,340
                                                                ==========

        The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations. In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406. At September 30, 2005 and 2004, the Company maintains an accrual $476 with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial position.

13.     SUBSEQUENT EVENT

        On October 12, 2005, the Company issued a voluntary recall of all product units, which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,035, and has notified all customers and distributors of record regarding this action. In connection with this recall, the Company has destroyed $174 and accrued $861 of inventory reserve and $250 of other related costs at September 30, 2005.

14.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      2005 QUARTER ENDED
                                     DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                               $ 7,073       $ 7,554       $ 9,281          $ 7,952
Gross profit                             3,313         2,753         3,025            2,474
Operating expenses                       4,243         4,527         4,683            5,078
Operating loss                            (930)       (1,774)       (1,658)          (2,604)
Net loss                                (1,382)       (1,239)       (1,432)          (2,568)
Loss per share
  Basic                                $ (0.09)      $ (0.08)      $ (0.09)         $ (0.16)
  Diluted                              $ (0.09)      $ (0.08)      $ (0.09)         $ (0.16)


                                                      2004 QUARTER ENDED
                                     DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                               $ 7,485       $ 7,089       $ 6,823          $ 7,933
Gross profit                             4,496         5,091         4,536            3,371
Operating expenses                       3,638         3,899         3,466            2,963
Operating income                           858         1,192         1,070              408
Net income (loss)                          582           653           635             (367)
Earnings per share
  Basic                                 $ 0.04        $ 0.04        $ 0.04          $ (0.02)
  Diluted                               $ 0.04        $ 0.03        $ 0.04          $ (0.02)


                                                       2003 QUARTER ENDED
                                     DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                               $ 6,574       $ 6,743       $ 8,933          $ 8,010
Gross profit                             3,728         4,223         5,312            5,357
Operating expenses                       3,560         3,893         3,882            3,465
Operating income                           168           330         1,430            1,892
Net income                                 131           135           818            1,178
Earnings per share
  Basic                                 $ 0.01        $ 0.01        $ 0.05           $ 0.08
  Diluted                               $ 0.01        $ 0.01        $ 0.05           $ 0.07


                                     ******

            CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


        In connection with the Annual Report on Form 10K of Tutogen Medical, Inc. (the "Company") for the year ended September 30, 2005 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I George Lombardi, as the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 21, 2005

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


        In connection with the Annual Report on Form 10K of Tutogen Medical, Inc. (the "Company") for the year ended September 30, 2005 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I Guy L. Mayer, as the Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (2)     The Report fully complies with the requirements of Section 13
                (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: December 21, 2005

                                            TUTOGEN MEDICAL, INC.


                                            /s/ Guy L. Mayer
                                            ----------------
                                            Guy L. Mayer
                                            Chief Executive Officer

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

        d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:       December 21, 2005

BY:
Name:       /s/ George Lombardi

Title:      Chief Financial Officer, Treasurer and Secretary

                                  CERTIFICATION

I, Guy L. Mayer certify that:

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

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f) for the registrant and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Annual Report based on such evaluation; and

        d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent functions):

        a) All significant deficiencies and material weaknesses in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:       December 21, 2005

BY:
Name:       /s/ Guy L. Mayer
Title:      Chief Executive Officer