Form 10-K/A
period 2005-09-30
TUTOGEN MEDICAL INC
filed 2006-07-06
CIK 816949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the fiscal year ended September 30, 2005.

        [ ] Transition report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER: 0-16128

                              TUTOGEN MEDICAL, INC.
                (Name of Registrant as specified in Its Charter)


           FLORIDA                                  59-3100165
   (State of Incorporation)             (IRS Employer Identification Number)

             13709 PROGRESS BOULEVARD, BOX 19, ALACHUA FLORIDA 32615
                    (Address of principal executive offices)

                                 (386) 462-0402
              (Registrant's telephone number, including area code)

                  Securities registered under Section 12(b) of
                 the Exchange Act: COMMON STOCK, $0.01 par value

                              Securities registered
                    under Section 12(g) of the Exchange Act:
                                      NONE

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes     No  X
                      ---    ---

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes     No  X
               ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 8,649,000 shares), computed by reference to the bid and ask of such common equity on the American Stock Exchange, was $28,282,000 as of November 30, 2005.

As of November 30, 2005, there were 15,950,460 shares outstanding of the issuer's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                EXPLANATORY NOTE

Tutogen Medical, Inc. ("the Company") is filing this Amendment to its Annual report on Form 10-K for the Company's fiscal year ended September 30, 2005, which was originally filed with the Securities and Exchange Commission (the "SEC") on December 22, 2005 (the "Original Filing"), to reflect the restatement of the Company's audited consolidated financial statements for the fiscal year ended September 30, 2005, 2004, and 2003 as well as the notes related thereto, as described in Note 16 ("Restatement") to the accompanying audited consolidated financial statements in Part II, Item 8 of this Form 10-K/A. In addition,
Schedule II, "Valuation and Qualifying Accounts for the years ended September 30, 2005, 2004, and 2003" has been included in this Form 10-K/A.

As part of the financial review for the three and six months ended March 31, 2006, the Company became aware of misstatements in previously reported inventory and cost of revenue. The Company discovered that the misstatements were attributable to errors in the calculation of intercompany profit to be eliminated during the consolidation process in prior periods. While investigating the inventory errors, the Company also discovered other errors affecting the Company's deferred tax benefit, accrued expenses, general and administrative and distribution and marketing expenses for the fiscal year ended September 30, 2005. As a result, the Company has restated the accompanying consolidated financial statements for the years ended September 30, 2005, 2004, and 2003 to correct these errors in this Form 10-K/A.

In addition, the Company's management has determined that the accounting errors referenced above were the result of a material weakness in the company's internal control over financial reporting related to its inventory valuation and certain journal entries recorded in the financial close process. The Company has taken steps to remediate the weakness as of the date of this report. See Item 9A "Controls and Procedures".

This Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A amends and restates certain information in Items 6, 7, 8, and 9A of
Part II and 15A and 15B of Part III of the Original filing, in each case, solely as a result of, and to reflect, the restatement and amends Item 15B of Part III to add Schedule II "Valuation and Qualifying Accounts for the Years Ended September 30, 2005, 2004 and 2003." No Other information in the Original Filing is amended hereby.

Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and the company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the date of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-K/A includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2, and 32.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The discussion contained in this annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for the issuer's fiscal year ended September 30, 2005 (this "Report"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer's actual results for 2006 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

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

Also in September 2000, Zimmer Dental entered into an agreement to represent Tutoplast Bone, under the brand name Puros(R), for Dental applications. Revenues from this relationship account for 43% of total Global and 62% of total U.S. revenues for the fiscal year ended September 30, 2005. Zimmer Dental represents the products to the end user and Tutogen ships and bills the customer directly. Distribution fees earned pursuant to the agreements are recognized ratably over the terms of these respective agreements.

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

In June of 2002, the Food and Drug Administration (the "FDA") published its draft Guidance for Industry document, "Preventive Measures to Reduce the Possible Risk of Transmission of Creutzfeldt-Jakob Disease (CJD) and variant Creutzfeldt-Jakob Disease (vCJD) by Human Cells, Tissues, and Cellular and Tissue-Based Products (HCT/Ps)". This document reflects the Agency's current thinking on donor deferral criteria for individuals that may have been exposed to a Bovine Spongiform Encephalopathy (BSE) agent, or "Mad Cow" disease. The document draft is in the review and comment stage, which precedes the adoption of a final version of the FDA's position on this matter. As a part of this document, the FDA provided a listing of countries applicable to donor deferral. None of the tissue products that Tutogen distributes in the United States or Canada incorporate tissues from countries identified by the FDA.

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

Tutogen allograft tissue recovery partners are FDA or government registered, state licensed and the American Association of Tissue Banks (the "AATB") accredited, as appropriate. Tissues are NOT purchased from these companies, but rather they are reimbursed for the costs incurred in the tissue recovery process itself at the time of delivery. Due to the growing demand for and limited supply of allograft tissue, the Company is continually seeking to form additional alliances with reputable hospital, tissue bank and organ procurement organization tissue recovery firms. Although the Company believes that it has the necessary contractual arrangements in place to insure that there are sufficient tissues available to meet its needs for the foreseeable future, there can be no assurance that these supplies will materialize as planned. Unavoidable interruptions in tissue supply (natural disasters, regulatory changes, financial set-backs, etc.) could have a material adverse effect on Tutogen's business operations.

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

                            INTERNATIONAL OPERATIONS

Approximately 32%, 42% and 30% of the Company's net sales, respectively for fiscal years 2005, 2004 and 2003 were derived from outside the United States. The Company currently has sales in more than 30 countries located primarily in the United States and Europe. As a result of it foreign sales and facilities, the Company's operations are subject to the risks of doing business internationally, including foreign currency fluctuation risk.

        (IN THOUSANDS)             United States   International   Consolidated
        Revenues
        Year ended September 30,
             2005                  $      21,752   $      10,108   $     31,860
             2004                  $      17,126   $      12,204   $     29,330
             2003                  $      21,168   $       9,092   $     30,260

For a discussion of the Company's long-lived assets as of September 30, 2005, 2004 and 2003 see Note 9 of "Notes to Consolidated Financial Statements" and for the deferred tax assets for the years ended September 30, 2005, 2004 and 2003 see Note 10 of "Notes to Consolidated Financial Statements". For discussion of the Company's sales by product, see the analysis of revenue in Item 7.

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

                                    CUSTOMERS

Zimmer Spine and Mentor are principal customers to the Company, accounting for approximately 10% and 8%, respectively, of the Company's net sales for the year ended September 30, 2005. No other customer accounted for more than 10% of the Company's net sales for the fiscal year 2005. In June 2005, the Company entered into an Amendment of its Exclusive License and Distribution Agreement with Zimmer Spine redefining the terms governing its relationship. The Company has Exclusive Distribution Agreements with Mentor granting a license to exclusively distribute the TUTOPLAST Processed Fascia Lata, Pericardium and Dermis in their field of use, which is defined as all urological and gynecological applications and procedures in the United States and certain foreign markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of September 30, 2005, there were no comment letters outstanding from the SEC.

ITEM 2. PROPERTIES.

UNITED STATES. The Company's domestic facilities are located in New Jersey and Florida. In West Paterson, New Jersey, the Company leases approximately 1,400 square feet of office space in which its administrative headquarters is located. The lease will expire in December 2006 and has a base rent of approximately $2,500 per month. The Company announced the relocation of the administrative offices to its facility in Alachua, Florida which occurred at December 31, 2005. In April 2005, the Company's offices and manufacturing facility in Alachua, Florida expanded from approximately 20,205 square feet to 25,525 square feet of leased space. The Florida lease expires January 31, 2009 with an option through January 31, 2011 at a current base rent of approximately $36,500 per month. The Company believes it is adequate in space and condition for its current needs.

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

        Fiscal 2004                      High                   Low
        -----------                      ----                   ---
        First Quarter                $        5.50          $       4.05
        Second Quarter                        5.06                  3.85
        Third Quarter                         4.59                  3.89
        Fourth Quarter                        4.16                  2.79

        Fiscal 2005                      High                   Low
        -----------                      ----                   ---
        First Quarter                $        3.13          $       2.24
        Second Quarter                        2.60                  2.30
        Third Quarter                         2.42                  2.11
        Fourth Quarter                        4.56                  2.35

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

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of securities
                                            Number of securities to      Weighted-average             Remaining available
                                            be Issued upon exercise      Exercise price of         For future issuance under
                                            of Outstanding options,         Outstanding            Equity compensation plans
Plan Category                                 warrants and rights            options,                (excluding securities
                                                                        Warrants and rights         reflected in column (a))
------------------------------------------------------------------------------------------------------------------------------
                                            (a)                         (b)                        (c)
Equity compensation plan approved by
Securities holders (1)                             2,481,368                 $  2.64                         548,303
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plan not approved by
Securities holders                                       -0-                     -0-                             -0-
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Total                                              2,481,368                 $  2.64                         548,303
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
(1)     Reflects options to purchase shares of the Company's common stock and shares available for Issuance under the
        Company's Stock Option Plan.
------------------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.


                                                                 YEARS ENDED SEPTEMBER 30,
                                            2005 (1)       2004 (1)      2003 (1)       2002 (2)       2001 (2)
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                       31,860         29,330        30,260         20,747         13,162

Gross margin %                                    36%            58%           66%            59%            34%

Operating (loss) income                       (7,227)         3,158         5,265          1,666         (2,295)

Net (loss) income                             (7,017)         1,133         3,707            901           (672)

Average shares outstanding for basic
earnings (loss) per share                 15,919,286     15,734,470    15,495,148     15,114,000     14,749,000

Basic earnings (loss) per share          $     (0.44)   $      0.07   $      0.24    $      0.06    $     (0.06)
Average shares outstanding for
diluted earnings (loss) per share         15,919,286     16,469,443    16,095,448     15,960,000     14,749,000
Diluted earnings (loss) per share        $     (0.44)   $      0.07   $      0.23    $      0.06    $     (0.05)
Balance Sheet Data:
   Working capital                             8,434         17,421        15,342         10,856          8,805
   Total assets                               26,206         33,536        29,962         23,748         19,277
   Long-term debt                                630            827           728            693            707
   Stockholders' equity                       13,723         21,272        17,606         13,928         12,457

(1)  As restated, see note 16 to the consolidated financial statements
(2)  Not restated, presented as originally reported

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTATEMENT OF FINANCIAL STATEMENTS
As more fully stated in the Explanatory Note following the cover page to this amended report and in Note 16 to the audited consolidated financial statements, the Company is filing this amended report to reflect the restatement of the Company's audited consolidated financial statements for the fiscal years ended September 30, 2005, 2004 and 2003, as well as the notes related thereto in Part II, Item 8 of this Form 10-K/A. The accompanying management's discussion and analysis of the Company's financial condition and results of operations included in this report reflects the impact of the restatement.

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 - RESULTS OF OPERATIONS

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

The International operation had revenues of $10.1 million, a decrease of $2.1 million or 17% from the 2004 revenues of $12.2 million. The decrease in revenues was primarily due to the temporary delay in the renewal of the CE marks ("European Conformity") on certain products, which was resolved at the end of the first quarter of 2005, the resolution of certain regulatory issues in France and the temporary backlog of xenograft product lines.

An analysis of revenue follows:

        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------

        ($000's omitted)               FY 2005       FY 2004       FY 2003       4th Qtr.      4th Qtr.      4th Qtr
                                                                                 FY 2005       FY 2004       FY 2003
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Dental                            13,785         6,893         3,720         4,115         1,996         1,033
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Spine                              3,318         4,850        10,847           336           607         2,952
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Urology                            2,633         2,809         3,880           540           770         1,032
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Ophthalmic                         1,505         1,553         1,352           452           414           384
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Other                                701         1,021         1,369           137           360           260
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
           Total-U.S.                     21,752        17,126        21,168         5,580         4,048         5,660
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------

        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Germany                            1,980         3,521         2,624           487         1,390           677
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        ROW                                6,220         6,001         4,883         1,324         1,829         1,261
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        France                             1,337         2,121         1,085           391           525           282
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Other                                571           561           500           170           141          130,
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
           Total-International            10,108        12,204         9,092         2,372         3,885         2,350
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------

        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------
        Total Consolidated                31,860        29,330        30,260         7,952         7,933         8,011
        --------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Gross margins for the year ended September 30, 2005 decreased to 36% from 58% in 2004. The lower margins were due to several factors, 1), an unfavorable mix of lower margin products from the dental product revenues versus the spine revenues. The dental revenues as a percentage of total revenues increased to 43% of total revenues versus 24% a year ago, 2), initial start-up manufacturing costs of $1.6 million, expensed in the third quarter, associated with shifting production of the dental product lines from Germany to the U.S. The production transfer has been fully completed, 3), the recording in the fourth quarter of $1.0 million for the inventory reserve impact of the voluntary recall of products during fiscal year 2005, 4), the estimated patient testing and other related expenses of $250,000 as a result of the product recall recorded in the fourth quarter of fiscal year 2005.

VOLUNTARY RECALL. On October 12, 2005, the Company issued a voluntary recall of all product units which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,035,000 and has notified all customers and distributors of record regarding this action. In connection with this recall, the Company has destroyed $174,000 of inventory and accrued $861,000 of inventory reserve and $250,000 of other related costs at September 30, 2005.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 29% in 2005 to $5.4 million from $4.2 million in 2004. The increase was due to higher compensation costs related to new personnel ($534,000), expenses related to the closing of the New Jersey Corporate Offices ($444,000), expenses related to the Sarbanes-Oxley compliance ($118,000), unfavorable translation of Euro-based expenses ($84,000), and other expenses ($26,000). As a result, General and Administrative expenses, as a percentage of revenues, increased from 14% in 2004 to 17% in 2005.

DISTRIBUTION AND MARKETING

Distribution and Marketing expenses were increased 32% or $2.8 million in 2005 to $11.5 million from $8.7 million in 2004. The increase was due mainly to higher marketing fees paid to Dental of $6.1 million in 2005 versus $3.2 million a year ago or an increase of $2.9 million. This is a result of a 100% increase in dental revenues in 2005, from $6.9 million of revenues in 2004 to $13.8 million in 2005. As a result, Distribution and Marketing expenses, as a percentage of revenues, increased from 30% in 2004 to 36% in 2005.

RESEARCH AND DEVELOPMENT

Research and Development expenses increased 16% or $0.3 million in 2005 to $1.7 million. The increase was due to increased development efforts in the dental and spine product areas. As a percentage of revenues, Research and Development expenses remained at 5% in 2005 and 2004.

LITIGATION CONTINGENCY

In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406,000 between the Company and a former international distributor. At September 30, 2005 and 2004, the Company continues to maintain an accrual of $476,000 with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial position.

OTHER INCOME/EXPENSE

Other expense for 2005 decreased $505,000 from $601,000 in 2004 to $96,000 in 2005. This was primarily the result of lower foreign exchange losses due to the strengthening of the dollar versus the Euro and lower inter-company balances at year-end.

INTEREST EXPENSE

Interest expense in 2005 increased due to borrowings for capital expenditure equipment related to the facility expansion programs in Florida and Germany.

(BENEFIT OF) PROVISION FOR INCOME TAXES

The (benefit of) provision for income taxes is mainly due to the income tax benefit on the loss from the foreign entity. The Company continues to record a full valuation allowance on its U.S. operations.

NET (LOSS) INCOME

As a result of the above, net loss for the year ended September 30, 2005 totaled $7.0 million, $0.44 basic and diluted loss per share as compared to a net income of $1.1 million, $0.07 basic and diluted earnings per share for 2004. As a percentage of revenues, net income decreased from 3.9% in 2004 to a net loss of 22.0% in 2005.

ACCOUNTS RECEIVABLE

The accounts receivable balance decreased in 2005 by 29% due to an increase in collection efforts resulting in a 16% improvement of the day's sales outstanding from 50 in 2004 to 42 in 2005.

INVENTORY

The inventory balance decreased to $9.5 million at September 30, 2005 or 33% from $14.3 million at September 30, 2004. The decrease was primarily due to the successful effort to improve production planning and control and reduce overall inventory levels. Approximately $1.0 million of the decrease represents inventory written-off due to the voluntary recall of certain products.

FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003 - RESULTS OF OPERATIONS

REVENUE AND COST OF REVENUE

Revenue for the year ended September 30, 2004 decreased $1.0 million or 3% to $29.3 million from $30.3 million in 2003. The US operation revenues were $17.1 million or 19% lower than the 2003 revenues of $21.2 million. The decrease in revenue was due to the new arrangement with Zimmer Spine ("Spine"). In April 2003, the Company signed a renegotiated U.S. Distribution Agreement with Centerpulse Spine-Tech, now known as Zimmer Spine, whereby Spine has become a "stocking distributor". The effect of this new arrangement means that Spine has now been invoicing the end customer directly. The new agreement also has eliminated marketing fees paid to Spine included in Distribution and Marketing. The Company's U.S. revenues for the prior year would have been $17.2 million or $4.0 million lower under the new agreement with Spine as compared to the U.S. revenues of $17.1 million for 2004. The Spine business, after considering the new arrangement, decreased by $2.0 million, which is the direct result of over-buying by Spine at the end of the prior year. This decrease in the Spine business was fully offset by an increase in the demand for the Company's TUTOPLAST processed Puros (TM) Bone Grafting Material for dental applications sold by Zimmer Dental ("Dental"), the Company's marketing partner. This product line contributed an increase in revenue of $3.2 million from the comparable year.

The International operation had revenues of $12.2 million or an increase of 24% or $2.2 million from the 2003 revenues of $9.1 million. The increase in revenues was positively impacted in the amount of $1.3 million by currency exchange rates. The balance of the increase in revenues was primarily due to increased penetration of the French market and improved distributor revenues worldwide.

Gross margins for the year ended September 30, 2004 decreased to 58% from 66% in 2003. The slightly lower margins were primarily due to an unfavorable mix of lower margin products from the dental product revenues versus the spine revenues. The Dental revenues as a percentage of total revenues increased to 24% of total revenues versus 12% a year ago. This unfavorable mix was partially offset by improved manufacturing efficiencies.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 6% in 2004 to $4.2 million from $4.5 million in 2003. The overall decrease was due primarily to lower compensation costs related to open positions and lower bonus ($462,000) and reduced bad debt reserves ($237,000), partially offset by unfavorable foreign exchange variance ($227,000), merger and acquisition expenses ($190,000) and other expenses ($3,000). As a percentage of revenues, General and Administrative expenses remained at 15% in 2004 and 2003.

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

RESEARCH AND DEVELOPMENT

Research and Development expenses increased 75% in 2004 to $1.4 million from $0.8 million in 2003. The increase was due to increased development efforts in the spine, dental and ligament product areas, which was consistent with management's plans. As a percentage of revenues, Research and Development expenses increased from 3% in 2003 to 5% in 2004.

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

OTHER EXPENSE

Other expense for 2004 increased $233,000 from $368,000 in 2003 to $601,000 in 2004. This was primarily the result of higher foreign exchange losses due to the weakness of the dollar versus the Euro.

INTEREST EXPENSE

Interest expense in 2004 increased due to the leasing of capital expenditure equipment.

PROVISION FOR INCOME TAXES

The provision for income taxes is solely due to the foreign entity being taxed. The Company continues to record a full valuation allowance on its U.S. operations.

NET INCOME

As a result of the above, net income for the year ended September 30, 2004 totaled $1.1 million, $0.07 basic and diluted earnings per share as compared to a net income of $3.7 million, $0.24 basic and $0.23 diluted earnings per share for 2003. As a percentage of revenues, net income decreased from 12.2% in 2003 to 3.9% in 2004.

ACCOUNTS RECEIVABLE

The accounts receivable balance decreased in 2004 by 11% due to an increase in collection efforts resulting in a 32% improvement of the day's sales outstanding from 71 in 2003 to 50 in 2004.

INVENTORY

The inventory balance increased to $14.3 million at September 30, 2004 or 24% from $11.5 million at September 30, 2003. This increase was partially due to a 12% weakening of the dollar against the Euro. The higher inventory also reflects the meeting of contractual commitments in terms of safety stock with its two major marketing partners, Spine and Dental and the building of inventory associated with the introduction of two new product lines for dental applications.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price. Title transfers at the time of shipment. Customers are provided with a limited right of return. Revenue is recognized at shipment. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and allowances for doubtful accounts based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue as products are delivered.

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

VALUATION OF DEFERRED TAX ASSET. We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be recognized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine it is more likely than not that we would be able to realize our deferred tax assets in the future, an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination. We recorded a deferred tax asset valuation allowance of $6,309 and $4,523 at September 30, 2005 and 2004, respectively, representing 100% of existing U.S. deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 and 2004 the Company had working capital of $8.4 million and $17.5 million, respectively, a decrease of 52%. In the past, the Company has relied upon its available working capital lines and institutional investors to fund operational cash flow, when needed. This decrease is primarily due to a concerted effort to reduce inventory levels by $4.7 million and an improvement in the accounts receivable DSO (days sales outstanding) from 50 to 42 or $1.5 million, partially offset by an increase in short-term borrowing of $1.0 million.

Net cash decreased from $5.0 million in 2004 to $3.6 million in 2005 primarily as the result of the effect of the net loss in 2005 of $7.0 million versus a net income of $1.1 million in 2004. The decrease in cash due to the net loss in 2005 was partially offset by significant reductions in inventory levels and accounts receivable balances as aforementioned above.Net cash used in operating activities was $560,000 in 2005 compared to net cash provided from operating activities of $380,000 in 2004. The decrease resulted primarily from the decrease in net income partially offset by the reductions in inventory and accounts receivable.

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

The following table summarizes the Company's contractual obligations as of September 30, 2005:


(In thousands)                         Total        2006         2007         2008        2009        2010
Long-term debt (1)                  $      814   $      184   $      197   $      433  $        0  $        0
Operating lease obligations (1)     $    3,340   $    1,064   $      787   $      632  $      557  $      300
Short-term borrowings (1)           $    1,048   $    1,048
(1)  Does not include interest

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

The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The Company does not maintain hedging programs to mitigate the potential exposures of exchange rate risk. Accordingly, the results of operations are adversely affected by the weakening of the U.S. dollar against the Euro, since certain products are manufactured and imported from the Company's wholly owned subsidiary in Germany. Because of the foregoing factors, as well as other variables affecting the operating results, past financial performance should not be considered a reliable indictor of future performance.

ITEM 8. FINANCIAL STATEMENTS.

The information required by this Item is found immediately following the signature page of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURE
In the Form 10-K for the Company's fiscal year ended September 30, 2005, initially filed with the SEC on December 22, 2005, the Company's management, with the participation of the Company's chief executive officer and former chief financial officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "34 Act")) as of September 30, 2005 (the "Evaluation Date"). Based on that evaluation, the chief executive officer and former chief financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures established by the Company were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Subsequent to that filing (and as part of the financial review for the three and six months ended March 31, 2006), under the direction of the Company's chief executive officer and new chief financial officer, the Company conducted an analysis of the Company's inventory on hand as of prior reporting periods, its policies and procedures over certain journal entries recorded in the financial close process, and the effectiveness of the design and operation of the Company's disclosure controls and procedures, (as defined in Rule 13(a) - 15(e) under the 34 Act). The evaluation led the Company to conclude that as of September 30, 2005, the Company's controls and procedures relating to the calculation of intercompany profit and certain journal entries recorded in the financial close process were deficient, resulting in a material weakness in internal control over financial reporting. Accordingly, the Company concluded that as of September 30, 2005 our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.

As a result, the Company has restated its financial statements for the periods covered in the Company's annual report on Form 10-K/A for the fiscal year ended September 30, 2005 (see Note 16 to the accompanying audited Consolidated Financial Statements).

A material weakness in internal control is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. The

Company has subsequently taken steps to remediate this material weakness including designing and implementing a more effective and precise analytic model for calculating intercompany profit. Additionally, the Company has developed a system for assuring the accuracy of this model. This system includes an enhanced reporting process for determining actual costs and transfer prices used in the calculation of intercompany profit to be eliminated during the consolidation process. Also, the Company has designed and documented new policies and procedures to strengthen its controls over certain journal entries recorded in its financial close process.

Management believes that these subsequent changes in the design of internal controls will strengthen the Company's disclosure controls and procedures, as well as its internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of September 30, 2005. The Company has discussed this material weakness and its remediation program with our Audit Committee. The Company recognizes that controls and procedures can provide only reasonable assurance of achieving the desired control objectives. Accordingly, the Company intends to continue to refine its internal control over financial reporting on an ongoing basis as it deems appropriate.

The Company instituted the changes noted above during its financial close process during the quarter ended March 31, 2006 to materially enhance its internal control over financial reporting of inventory, net revenues, cost of revenues and financial close process.

CHANGES IN CONTROL:

Except as described above, there has not been any change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.


ITEM 9B. OTHER INFORMATION.

None.

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

-----------------------------------------------------------------------------------------------------------------

NAME                             AGE         POSITIONS/OFFICES                  PERIOD SERVED IN
                                                                                OFFICE/POSITION
-----------------------------------------------------------------------------------------------------------------
G. Russell Cleveland              67         Director                           1997 - present

-----------------------------------------------------------------------------------------------------------------
Roy D. Crowninshield, Ph.D.       57         Chairman of the Board              July 2004 - present
                                             Director                           2003 - present
                                             Interim CEO                        July 2004 - December 2004

-----------------------------------------------------------------------------------------------------------------
Neal B. Freeman                   65         Director                           June 2005 - present

-----------------------------------------------------------------------------------------------------------------
J. Harold Helderman, MD           60         Director                           1997 - present

-----------------------------------------------------------------------------------------------------------------
Udo Henseler, PH.D.               65         Director                           June 2005 - present

-----------------------------------------------------------------------------------------------------------------
Manfred K. Kruger                 59         President, International           January 2005 - present
                                             President                          July 1999 - December 2004
                                             Chief Executive Officer            December 1999 - June 2004
                                             Chief Operating Officer            July 1999 - December 2004
                                             Director                           June 1997 - March 2005

-----------------------------------------------------------------------------------------------------------------
George Lombardi                   62         Chief Financial Officer,           1998 - present
                                             Treasurer and Secretary

-----------------------------------------------------------------------------------------------------------------
Guy L. Mayer                      54         Chief Executive Officer            January 2005 - present
                                             Director                           January 2005 - present

-----------------------------------------------------------------------------------------------------------------
Adrian J. R. Smith                61         Director                           June 2005 - present

-----------------------------------------------------------------------------------------------------------------
Carlton E. Turner, Ph.D.          65         Director                           2000 - present

-----------------------------------------------------------------------------------------------------------------

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

MR. ADRIAN J.R. SMITH, a member of the audit committee, is CEO of The Woolton Group, since 1997, and a Non-Executive Director of Carter & Carter Group plc, since 2002, a UK company providing learning solutions and outsource services to large corporate organizations. His business career includes 13 years in the professional services industry and 26 years with two Fortune 500 companies. He has been a Global Managing Partner, Marketing & Communication at Deloitte & Touche, the CEO of Grant Thornton LLP, and a Managing Partner at Arthur Andersen in the early to mid-1990's. He held senior international management roles with Ecolab Inc. and also with Procter & Gamble. He serves on the board of Harbor Branch Oceanographic Institution, and the Education Foundation of Indian River County in Florida.

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

      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company believes that the reporting requirements, under Section 16(a) of the Exchange Act, for all its executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company were satisfied except for the following: Mr. Guy Mayer who filed one late Form 4 Report relating to one transaction. Mr. Roy Crowninsheild who filed two late Form 4 Reports relating to two transactions and Mr. Carlton Turner who filed two late Form 4 Reports relating to two transactions.

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

------------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                   Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------

                                                                                    Awards            Payouts
------------------------------------------------------------------------------------------------------------------------------

                                                               Other       Restricted   Securities
                                                               Annual        Stock      Underlying      LTP       All Other
  Name And Principal      Fiscal    Salary        Bonus     Compensation    Award(s)      Options     Payouts   Compensation
       Position            Year       ($)          ($)          ($)           ($)           (#)         ($)        (1)($)
------------------------------------------------------------------------------------------------------------------------------
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

------------------------------------------------------------------------------------------------------------------------------

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

The vesting period for options granted under the 1996 Plan are set forth in an option agreement entered into with the optionee. Options granted to an optionee terminate three (3) years after retirement. In the event of death or disability, all vested options expire one (1) year from the date of death or termination of employment due to disability and unvested options are forfeited. Upon the occurrence of a "change in control" of the Company, the maturity of all options then outstanding under the 1996 Plan will be accelerated automatically, so that all such options will become exercisable in full with respect to all shares that have not been previously exercised or becomeexercisable. A "change in control" includes certain mergers, consolidation, and reorganization, sales of assets, or dissolution of the Company.

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

                                                                                                 Potential Realizable
                      Number of                                                                    Value at Assumed
                      Securities       Percent of                                                Annualized Rates of
                      Underlying          Total         Exercise or                            Stock Price Appreciation
                   Options Granted   Options Granted    Base Price         Expiration             for Option Term (1)
                          (#)         To Employees        ($/Sh)              Date                 5%            10%
                        250,000           40.2%         $      2.60      January 3, 2015       $  547,000    $  604,000
Guy L. Mayer             50,000            8.0%         $      4.17     September 26, 2015     $   30,900    $   42,300

(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the due date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company's estimate of future price growth.

The following table sets forth the value of the unexercised options at September 30, 2005. No options were exercised during this fiscal year. The market price of the Company's common stock at September 30, 2005 was $4.56.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                              Number of Unexercised                Value of Unexercised
                                   Options at                     In-the-Money Options at
Name                           September 30, 2005                   September 30, 2005
                           Exercisable    Unexercisable         Exercisable    Unexercisable
Guy L. Mayer                    75,000          225,000         $   127,375    $     382,125
Manfred K. Kruger              590,625            9,375         $ 1,363,600    $      12,094
George Lombardi                213,000            5,000         $   542,475    $       9,450
Dr. Karl Koschatzky            104,168           22,500         $   258,087    $      28,350

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Dr. Turner, Dr. Helderman and Mr. Freeman. There are no "interlocks" as defined by the SEC with respect to any member of the committee.

                          COMPENSATION COMMITTEE REPORT

The following Report of the Compensation Committee and the information under the heading Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 together, the "Acts"), except to the extent that the Company specifically incorporates the information by reference, and shall not otherwise be deemed filed under the Acts.

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

Stock option grants to employees of the Company, including the Chief Executive Officer, are made at the discretion of the Compensation Committee pursuant to the Company's 1996 Stock Option Plan. Factors and criteria to be used by the Committee in the award of stock options include individual responsibilities, individual performance and direct and indirect contributions to the profitability performance and direct and indirect contributions to the profitability of the Company.

Respectfully submitted, The Compensation Committee

Dr. Carlton E. Turner, Chairman Dr. J. Harold Helderman Neal B. Freeman

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative five (5) year total stockholder returns for the Company's Common Stock, with the cumulative return of the Nasdaq Stock Market - U.S. Index and an industry peer group. The industry peer group of companies selected by the Company is made up of the Company's publicly held competitors in the Medical Device industry. The graph assumes the investment of $100 on August 17, 2000, the date on which trading commenced on the American Stock Exchange. The comparisons reflect in the table and graph, however, are not intended to forecast the future performance of the Common Stock and may not be indicative of such future performance.

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

                                                      FISCAL YEAR ENDING
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


NAME AND ADDRESS                                          AMOUNT AND NATURE              PERCENTAGE
OF BENEFICIAL OWNER                                   OF BENEFICIAL OWNER (1)(2)        OF CLASS (3)
SPV 1996 LP                                                       1,896,794                 11.90%
  101 Finsbury Pavement
  London, England
  EC2A 1EJ

Zimmer CEP (formerly Centerpulse) USA Holding Co                  5,297,124                 33.25%
  Subsidiary of Zimmer Holdings, Inc.
  345 East Main Street
  Warsaw, IN 46580

G. Russell Cleveland (4)                                             99,800                     *

Roy D. Crowninshield (5)                                             47,500                     *

Neal B. Freeman (7)                                                  20,000                     *

Dr. J. Harold Helderman (8)                                         102,500                     *

Udo Henseler, Ph.D (6)                                               10,000                     *

Dr. Karl Koschatsky (6)                                             107,918                     *

Manfred K. Kruger (6)                                               590,625                  3.57%

George Lombardi (6)                                                 215,000                  1.33%

Guy L. Mayer (6)                                                     75,000                     *

Adrian J. R. Smith (6)                                               10,000                     *

Carlton E. Turner (6)                                                42,500                     *

All directors and officers as a group (11 persons)                1,321,343                  7.71%

* Less than 1%
(1) In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2) Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all of the common stock beneficially owned by them.
(3) In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days after November 30, 2005 held by such individual or group.
(4) Includes 42,500 shares of common stock issuable upon exercise of options exercisable within sixty (60) days. Mr. Cleveland is the President and majority shareholder of Renaissance Capital Group, Inc. His business address is 8080 N. Central Expressway, Suite 210-LB 59, Dallas, TX 75206.
(5) Includes 27,500 shares of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
(6) All of the shares of common stock beneficially owned by Messrs. Henseler, Koschatzky, Kruger, Lombardi, Mayer, Smith and Turner are derivative securities issuable upon exercise of options exercisable within sixty (60) days.
(7) Includes 10,000 of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.
(8) Includes 82,500 of common stock issuable upon exercise of options and warrants exercisable within sixty (60) days.

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

Zimmer CEP (formerly Centerpulse) USA Holding Co. is the owner of approximately 33.3% of the Company's outstanding shares of Common Stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Deloitte & Touche, LLP for the audit of the Company's annual financial statements for the years ended September 30, 2005 and 2004, and all fees billed for other services by Deloitte & Touche LLP during those periods:

Year Ended September 30,                          2005               2004

Audit fees (1)                               $     143,000      $     105,500
Audit-related fees (2)                              55,000             27,900
Tax fees (3)                                         4,000              3,100
All other fees (4)                                       -                  -
Total Accounting Fees and Services           $     202,000      $     136,500

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

The Company's pre-approval policy will expressly provide for the annual pre-approval of all audits, audit-related and all non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, such annual pre-approval to be performed by the Audit Committee. The new policy will also provide that all additional engagements of the auditor that were not approved in the annual pre-approval process, and all engagements that are anticipated to exceed previously approved thresholds, shall be presented by the President or Chief Financial Officer of the Company to the Audit Committee for pre-approval, on a case-by-case basis, before management engages the auditors for any such purposes. The Audit Committee may be authorized to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount.

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

                                     PART V

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

3.6 Articles of Amendment to Articles of Incorporation Increasing the Number of Authorized Shares.*

3.7 Articles of Amendment to Articles of Incorporation Amending the Terms of the Series C Preferred Stock.*

3.8 Articles of Amendment to Articles of Incorporation Effecting Reverse Stock Split*

10.7 Employment Agreement between the Registrant and Manfred Kruger dated June 9, 1997. *

10.9 Employment Agreement between the Registrant and Mr. Guy Mayer dated December 6, 2004.*****

14      Code of Ethics****

21      Subsidiaries of Registrant*

31.1    Certification of Chief Executive Officer, pursuant to Rule 13a-14. ***

31.2    Certification of Chief Financial Officer, pursuant to Rule 13a-14. ***

32. Certification of Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.***

-------------

* Document incorporated by reference from previous Form 10-KSB filings.

** Document incorporated by reference from Exhibit 2 of Registration Statement, on Form 20-F, of American Biodynamics, Inc., effective October 2, 1987.

*** Filed herewith.

**** Filed with the Company's Form 10-K for the year ended September 30, 2004.

***** Filed with the Company's Form 10-K for the year ended September 30, 2005.


(B)     FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Schedule II***

Schedule II - Valuation and Qualifying Accounts for the years ended September 30, 2005, 2004 and 2003.

Schedules other than that listed have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on behalf by the undersigned, thereunto duly authorized.

Date: July 6, 2006

                                        TUTOGEN MEDICAL, INC.

                                        /s/ Guy L. Mayer
                                        --------------------------
                                        Guy L. Mayer
                                        Chief Executive Officer


                                        /s/ L. Robert Johnston Jr.
                                        --------------------------
                                        L. Robert Johnston Jr.
                                        Chief Financial Officer, Treasurer and
                                        Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
West Paterson, New Jersey

We have audited the accompanying consolidated balance sheets of Tutogen Medical, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of (loss) income and comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16, the accompanying consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP
Certified Public Accountants
Orlando, Florida

December 8, 2005

(July 5, 2006, as to the effects of the restatements discussed in Note 16)

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
(In Thousands)
---------------------------------------------------------------------------------------------------
                                                                           2005           2004
                                                                           ----           ----
ASSETS                                                                  (AS RESTATED, SEE NOTE 16)
CURRENT ASSETS:
  Cash and cash equivalents                                              $   3,562      $   5,063
  Accounts receivable, net of allowance for doubtful
   accounts of $462 in 2005 and $192 in 2004                                 3,473          4,922
  Inventories - net                                                          9,554         14,261
  Deferred tax asset                                                         1,149            673
  Other current assets                                                         623          1,409
                                                                        -----------    -----------

          Total current assets                                              18,361         26,328

PROPERTY, PLANT AND EQUIPMENT - Net                                          6,612          6,138

DEFERRED TAX ASSET                                                           1,232          1,070
                                                                        -----------    -----------

TOTAL ASSETS                                                             $  26,205      $  33,536
                                                                        ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and other accrued expenses                            $   6,342      $   6,521
  Accrued commissions                                                        1,765          1,521
  Short term borrowing                                                       1,048              -
  Current portion of deferred distribution fees                                589            642
  Current portion of long-term debt                                            184            173
                                                                        -----------    -----------

          Total current liabilities                                          9,928          8,857

NONCURRENT LIABILITIES:
  Deferred distribution fees                                                 1,925          2,580
  Long-term debt                                                               630            827
                                                                        -----------    -----------
TOTAL LIABILITIES                                                           12,483         12,264


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 30,000,000 authorized; 15,932,960 and
  15,915,960 shares issued and outstanding, respectively                       159            158
Additional Paid-in Capital                                                  36,381         36,345
Accumulated other comprehensive income                                       1,678          2,248
Accumulated Deficit                                                        (24,496)       (17,479)
                                                                        -----------    -----------

          Total shareholders' equity                                        13,722         21,272

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  26,205      $  33,536
                                                                        ===========    ===========

See notes to consolidated financial statements.


                                                 F-2

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(In Thousands, Except for Share and Per Share Data)
------------------------------------------------------------------------------------------------------
                                                           2005             2004            2003
                                                                 (AS RESTATED, SEE NOTE 16)
REVENUE                                                $     31,860     $     29,330     $     30,260

COST OF REVENUE                                              20,510           12,206           10,195
                                                      --------------   --------------   --------------

     Gross profit                                            11,350           17,124           20,065
                                                      --------------   --------------   --------------

OPERATING EXPENSES:
  General and administrative                                  5,409            4,203            4,482
  Distribution and marketing                                 11,509            8,737            8,835
  Research and development                                    1,659            1,432              826
  Litigation contingency                                          -             (406)             657
                                                      --------------   --------------   --------------

     Total operating expenses                                18,577           13,966           14,800
                                                      --------------   --------------   --------------

OPERATING (LOSS) INCOME                                      (7,227)           3,158            5,265

OTHER EXPENSE                                                   (96)            (601)            (368)

INTEREST EXPENSE                                               (130)            (118)             (53)
                                                      --------------   --------------   --------------

(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR
  INCOME TAXES                                               (7,453)           2,439            4,844

(BENEFIT) PROVISION FOR INCOME TAXES                           (436)           1,306            1,137
                                                      --------------   --------------   --------------

NET (LOSS) INCOME                                            (7,017)           1,133            3,707

COMPREHENSIVE (LOSS) INCOME:
  Foreign currency translation (loss) gain                     (570)           2,167            1,006
                                                      --------------   --------------   --------------

COMPREHENSIVE (LOSS) INCOME                            $     (7,587)    $      3,300     $      4,713
                                                      ==============   ==============   ==============

AVERAGE SHARES OUTSTANDING FOR BASIC
  (LOSS) EARNINGS PER SHARE                              15,919,286       15,734,470       15,495,148
                                                      ==============   ==============   ==============

BASIC (LOSS) EARNINGS PER SHARE:                       $      (0.44)    $       0.07     $       0.24
                                                      ==============   ==============   ==============

AVERAGE SHARES OUTSTANDING FOR DILUTED
  (LOSS) EARNINGS PER SHARE                              15,919,286       16,469,443       16,095,448
                                                      ==============   ==============   ==============

DILUTED (LOSS) EARNINGS PER SHARE:                     $      (0.44)    $       0.07     $       0.23
                                                      ==============   ==============   ==============

See notes to consolidated financial statements.


                                                  F-3


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
                                                                             2005          2004          2003
                                                                             ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                            (AS RESTATED, SEE NOTE 16)
  Net (loss) income                                                       $  (7,017)     $   1,133      $   3,707
  Adjustments to reconcile net (loss) income  to net cash
      (used in) provided by operating activities:
    Depreciation and amortization                                               984            760            611
    Deferred distribution fees revenue                                         (640)          (640)          (579)
    Reserve for bad debts                                                       175           (245)           250
    Reserve for obsolescence                                                    889           (953)         1,185
    Deferred income taxes                                                      (505)           869          1,152
    Changes in assets and liabilities:
      Accounts receivable                                                     1,239            969         (2,388)
      Inventories                                                             3,771         (1,454)        (3,990)
      Other current assets                                                      798           (241)          (637)
      Accounts payable and other accrued expenses                              (497)          (894)         2,750
      Accrued commissions                                                       244          1,076           (945)
                                                                         -----------    -----------    -----------

         Net cash (used in) provided by operating activities                   (559)           380          1,116
                                                                         -----------    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (1,682)        (1,758)          (690)
                                                                         -----------    -----------    -----------

         Net cash used in investing activities                               (1,682)        (1,758)          (690)
                                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                       36            366            850
  Proceeds from revolving credit arrangements                                 1,508              -            343
  Repayment of revolving credit arrangements                                   (400)             -           (343)
  Proceeds from long-term borrowings                                              -            224              -
  Repayment of long-term debt                                                  (164)           (95)           (81)
                                                                         -----------    -----------    -----------

         Net cash provided by financing activities                              980            495            769
                                                                         -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        (240)           897            771
                                                                         -----------    -----------    -----------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (1,501)            14          1,966

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  5,063          5,049          3,083
                                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   3,562      $   5,063      $   5,049
                                                                         ===========    ===========    ===========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                           $     127      $     118      $      53
                                                                         ===========    ===========    ===========
  Income taxes paid                                                       $     149      $     251      $       -
                                                                         ===========    ===========    ===========

See notes to consolidated financial statements.


                                                        F-4

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003
(In Thousands, Except for Share Data)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                        ACCUMULATED                                      COMMON
                                             COMMON     ADDITIONAL         OTHER                                         SHARES
                                             SHARES      PAID-IN       COMPREHENSIVE    ACCUMULATED                    ISSUED AND
                                           ($.01 PAR)    CAPITAL     INCOME (LOSS) (1)    DEFICIT         TOTAL       OUTSTANDING
BALANCE, SEPTEMBER 30, 2002, as
  previously reported                         $ 152      $ 35,135         $  (925)       $ (20,434)      $ 13,928      15,158,110
Prior period adjustment
  (see Note 16)                                   -             -               -           (1,885)        (1,885)              -
                                              -----      --------         -------        ---------       --------      ----------
BALANCE, SEPTEMBER 30, 2002 (as
  restated, see Note 16)                        152        35,135            (925)         (22,319)        12,043      15,158,110
  Stock issued on exercise of options             5           845               -                -            850         509,000
  Net income (as restated, see Note 16)           -             -               -            3,707          3,707               -
  Foreign currency translation adjustment         -             -           1,006                -          1,006               -
                                              -----      --------         -------        ---------       --------      ----------
BALANCE, SEPTEMBER 30, 2003
  (as restated, see Note 16)                    157        35,980              81          (18,612)        17,606      15,667,110
  Stock issued on exercise of options             2           365               -                -            367         248,850
  Net income (as restated, see Note 16)           -             -               -            1,133          1,133               -
  Foreign currency
    translation adjustment                        -             -           2,167                -          2,167               -
                                              -----      --------         -------        ---------       --------      ----------
BALANCE, SEPTEMBER 30, 2004
  (as restated, see Note 16)                    159        36,345           2,248          (17,479)        21,273      15,915,960
  Stock issued on exercise of options             -            36               -                -             36          17,000
  Net loss (as restated, see Note 16)             -             -               -           (7,017)        (7,017)              -
  Foreign currency translation adjustment
    (as restated, see Note 16)                    -             -            (570)               -           (570)              -
                                              -----      --------         -------        ---------       --------      ----------

BALANCE, SEPTEMBER 30, 2005 (as
  restated, see Note 16)                      $ 159      $ 36,381         $ 1,678        $ (24,496)      $ 13,722      15,932,960
                                              =====      ========         =======        =========       ========      ==========

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

        FOREIGN CURRENCY TRANSLATION - The functional currency of the Company's German subsidiary is the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the year. The resulting translation adjustments, representing unrealized, noncash losses are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income as they occur and are included in Other Expense (Income) in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. The Company recognized translation losses of $173, $700 and $350 in 2005, 2004 and in 2003, respectively.

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

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is computed by using the straight-line method over the following estimated useful lives of the assets:

           Building and improvements                                40 years
           Machinery, equipment, furniture and fixtures          3-10 years

        IMPAIRMENT OF LONG-LIVED ASSETS -Periodically, the Company evaluates the recoverability of the net carrying amount of its property, plant and equipment and its intangible assets by comparing the carrying amounts to the estimated future undiscounted cash flows generated by those assets. If the sum of the estimated future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

        In the event that facts and circumstances indicate that the cost of long-lived assets, primarily property, plant and equipment and certain identifiable intangible assets may be impaired, the Company performs a recoverability evaluation. If an evaluation is required, the undiscounted estimated future cash flows associated with the assets are compared to the assets' carrying amount to determine whether a write-down to fair value is required.

        Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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

        EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding plus the potentially dilutive effect of shares issuable through deferred stock units and the exercise of stock options and warrants.

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

        The Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. (Under the fair value based method, compensation cost for stock options is measured when options are issued). In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company adopted SFAS No. 148 beginning in the second fiscal quarter of fiscal 2003 and such disclosures are included as herein.

        The following table reconciles net income (loss) and basic and diluted earnings (loss) per share (EPS), as reported, to pro-forma net income
        (loss) and basic and diluted EPS, as if the Company had expensed the fair value of stock options.

                                                                           2005         2004       2003
                                                                           ----         ----       ----
             Net (loss) income:                                          $ (7,017)   $   1,133   $   3,707

             Deduct: Total stock-based employee compensation
                expense determined under fair value based method,
                net of related tax effects                                    102          159         104

             Pro forma net (loss) income                                 $ (7,119)   $     974   $   3,603
                                                                         =========   =========   =========

             Basic EPS:
             As reported                                                 $  (0.44)   $    0.07   $    0.24
             Pro forma using the fair value method                       $  (0.45)   $    0.06   $    0.23

             Diluted EPS:
             As reported                                                 $  (0.44)   $    0.07   $    0.23
             Pro forma using the fair value method                       $  (0.45)   $    0.06   $    0.22

        NEW ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement 123R ("SFAS 123R"), SHARE-BASED PAYMENT, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the compliance date for SFAS 123R was extended. The Company will be required to comply with SFAS 123R for the three months ended December 31, 2005. The Company is currently assessing the impact of adopting SFAS 123R on the results of operations or financial position of the Company.

        In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. The Company is currently assessing the impact of adopting SAB No. 107 on the results of operations or financial position of the Company.

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

        The Company's principal concentration of credit risk consists of trade receivables. Distribution of products and revenues is provided through a broad base of independent distributors. Two customers accounted for 10% and 8%, respectively, of consolidated revenue in

        2005, while the same two customers accounted for 13% and 9%, respectively of consolidated revenue in 2004 and 17% and 13%, respectively in 2003. The 10% and 8% customers had accounts receivable balances at September 30, 2005 of $347 and $288, respectively. There are no other customers accounting for greater than 10% of consolidated revenue in 2005, 2004 and 2003. The Company does not believe that this concentration of sales and credit risks represents a material risk of loss with respect to the results of operations or financial position.

4.      INVENTORIES

        Major classes of inventory at September 30, 2005 and 2004 were as follows:

                                                             2005        2004

        Raw materials                                     $   1,753   $   2,171
        Work in process                                       4,219       6,035
        Finished goods                                        6,860       8,505
                                                          ---------   ---------

                                                             12,832      16,711

        Less reserves for obsolescence                        3,278       2,450
                                                          ---------   ---------

                                                          $   9,554   $  14,261
                                                          =========   =========

5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment at September 30, 2005 and 2004 consisted of the following:

                                                             2005        2004

           Land                                           $     495   $     512
           Buildings and improvements                         3,835       3,876
           Machinery and equipment                            2,329       2,201
           Office furniture and equipment                     2,787       2,570
           Construction-in-progress                             883         472
                                                          ---------   ---------

                                                             10,329       9,631

           Less accumulated depreciation and
              amortization                                   (3,717)     (3,493)
                                                          ---------   ---------

                                                          $   6,612   $   6,138
                                                          =========   =========

        The depreciation expense for the years ended September 30, 2005, 2004 and 2003 was $984, $760 and $611, respectively.

6.      REVOLVING CREDIT ARRANGEMENTS

        Under the terms of revolving credit facilities with three German banks, all of which have no expiration, the Company may borrow up to Euros 1,500 million or approximately $1,800 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 9.15% to 10.5%. At September 30, 2005, and 2004 the Company had no borrowings under the revolving credit agreements.

        The Company has a revolving credit facility in the U.S. for up to $1,000, expiring on January 1, 2006. At September 2005 and 2004, the Company had no borrowings under this credit facility. The U.S. accounts receivable and inventory assets secure the borrowing under the revolving credit facility.

        The Company has an interim loan of up to Euros 1,500 million or approximately $1,800, at an annual interest rate of 5%, to finance its facility expansion project in Germany. The interim loan will convert to a long-term arrangement at the completion of approximately $1,800 of funding, estimated to be no later than March 31, 2006. At September 30, 2005, the Company had short-term borrowings of $1,048.

7.      LONG-TERM DEBT

        Long-term debt at September 30, 2005 and 2004 consisted of the following:

                                                              2005       2004
           Senior debt, 5.75% interest until March 30,
             2008 when terms are renegotiable, due 2008      $   651   $   776

           Equipment lease debt, 6.50% interest until
             September 1, 2007                                   163       224
                                                             -------   -------

                                                                 814     1,000

           Less current portion                                 (184)     (173)
                                                             -------   -------

                                                             $   630   $   827
                                                             =======   =======

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

        Changes in outstanding options for the Plan were as follows:

                                                                       WEIGHTED
                                                     NUMBER OF          AVERAGE
                                                      COMMON           EXERCISE
                                                      SHARES            PRICE

        Outstanding October 1, 2002                  2,217,668         $ 2.44

          Granted                                      452,500           2.91
          Canceled                                    (204,800)          3.33
          Exercised                                   (209,000)   (1)    1.81
                                                    -----------

        Outstanding September 30, 2003               2,256,368           2.52

          Granted                                      225,000           3.98
          Canceled                                     (93,750)          4.45
          Exercised                                   (248,850)          1.47
                                                    -----------

        Outstanding September 30, 2004               2,138,768           2.72

          Granted                                      622,000           2.99
          Canceled                                    (262,400)          4.03
          Exercised                                    (17,000)          2.17
                                                    -----------        ------

        Outstanding September 30, 2005               2,481,368         $ 2.64
                                                    ===========        ======

        (1) Does not include 300,000 stock options exercised into common shares that represented a special stock option grant in 1997, to a former executive officer outside of the 1996 stock option plan. The shares vested 120,000 upon issue, and 180,000 one year after issue.

        As of September 30, 2005, 348,303 stock options were available for grant.

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

        A summary of the operations and assets by segment as of and for the years ended September 30, 2005, 2004 and 2003 are as follows:

        2005                                  INTERNATIONAL      UNITED STATES      CONSOLIDATED
        Gross revenue                            $ 17,344           $ 21,752          $ 39,096
        Less - intercompany                        (7,236)                 -            (7,236)
                                                 --------           --------          --------

        Total revenue - third party              $ 10,108           $ 21,752          $ 31,860
                                                 ========           ========          ========

        Depreciation and amortization            $    615           $    369          $    984
                                                 ========           ========          ========

        Operating Loss                           $   (974)          $ (6,253)         $ (7,227)
                                                 ========           ========          ========

        Interest expense                         $     61           $     69          $    130
                                                 ========           ========          ========

        Net Loss                                 $ (1,037)          $ (5,980)         $ (7,017)
                                                 ========           ========          ========

        Capital expenditures                     $  1,468           $    213          $  1,681
                                                 ========           ========          ========

        Identifiable assets                      $ 16,200           $ 10,005          $ 26,205
                                                 ========           ========          ========


        2004                                  INTERNATIONAL      UNITED STATES      CONSOLIDATED

        Gross revenue                            $ 22,830           $ 17,126          $ 39,956
        Less - intercompany                       (10,626)                 -           (10,626)
                                                 --------           --------          --------

        Total revenue - third party              $ 12,204           $ 17,126          $ 29,330
                                                 ========           ========          ========

        Depreciation and amortization            $    506           $    254          $    760
                                                 ========           ========          ========

        Operating income (loss)                  $  4,179           $ (1,021)         $  3,158
                                                 ========           ========          ========

        Interest expense                         $     79           $     39          $    118
                                                 ========           ========          ========

        Net income (loss)                        $  2,289           $ (1,156)         $  1,133
                                                 ========           ========          ========

        Capital expenditures                     $  1,244           $    515          $  1,759
                                                 ========           ========          ========

        Identifiable assets                      $ 18,166           $ 15,370          $ 33,536
                                                 ========           ========          ========

        2003                                  INTERNATIONAL      UNITED STATES      CONSOLIDATED
        Gross revenue                            $ 18,079           $ 21,168          $ 39,247
        Less - intercompany                        (8,987)                 -            (8,987)
                                                 --------           --------          --------

        Total revenue - third party              $  9,092           $ 21,168          $ 30,260
                                                 ========           ========          ========

        Depreciation and amortization            $    376           $    235          $    611
                                                 ========           ========          ========

        Operating income (loss)                  $  5,450           $   (185)         $  5,265
                                                 ========           ========          ========

        Interest expense                         $     47           $      6          $     53
                                                 ========           ========          ========

        Net income                               $  3,589           $    118          $  3,707
                                                 ========           ========          ========

        Capital expenditures                     $    470           $    220          $    690
                                                 ========           ========          ========

        Identifiable assets                      $ 16,105           $ 13,846          $ 29,951
                                                 ========           ========          ========

        Total International long-lived assets of $5,912, $5,282 and $4,247 for the years ended September 30, 2005, 2004 and 2003, respectively are located in Germany.

10.     INCOME TAXES

        The (benefit of) provision for income taxes for the years ended September 30, 2005, 2004 and 2003 are summarized as follows:

                                                             2005         2004          2003

        Current:
          Federal                                          $      -     $      -      $    (15)
          State                                                   -            -             -
          Foreign                                                 -        1,153             -
                                                           --------     --------      --------

                                                                  -        1,153           (15)
                                                           --------     --------      --------

        Deferred:
          Federal                                            (2,260)        (737)          335
          State                                                (194)        (162)           75
          Foreign                                              (571)         153         1,152
                                                           --------     --------      --------
                                                             (3,025)        (746)        1,562
                                                           --------     --------      --------
        Valuation allowance                                   2,589          899          (410)
                                                           --------     --------      --------
        (Benefit of) provision for income taxes            $   (436)    $  1,306      $  1,137
                                                           ========     ========      ========

        The differences between the U.S. statutory rates and those in the consolidated financial statements of operations and comprehensive income are primarily due to the foreign entity being taxed at a lower rate and certain nondeductible items, as follows.

                                                                    2005         2004          2003

        Income tax/(benefit) at federal statutory rate (34%)      $ (2,536)    $    854      $  1,696
        State tax                                                     (194)        (162)           82
        Valuation allowance                                          2,589          899          (410)
        Foreign tax differential                                      (303)        (293)         (221)
        Other                                                            8            8           (10)
                                                                  --------     --------      --------

        Total                                                     $   (436)    $  1,306      $  1,137
                                                                  ========     ========      ========

        The tax effect of the temporary differences that give rise to the Company's net deferred taxes as of September 30, 2005, and 2004 are as follows:

                                                             2005       2004
        Assets
          Deferred tax assets:
             Current:
               Other Liabilities                                 70         70
               Management Fees                                  402        231
               Bad debt reserve                            $     44   $     35
               Inventory reserve                                594        337
               Insurance reserve                                 39          -
                                                           --------   --------

                 Subtotal                                     1,149        673
                                                           --------   --------

             Noncurrent:
               Net operating loss & credits                   7,006      5,158
               Distribution Fees                                786        673
               Other Liabilities                                 70         70
                                                           --------   --------

          Deferred tax asset                                  9,011      6,574
                                                           --------   --------

        Liability
          Deferred tax liability:
             Noncurrent:
               Fixed assets                                    (225)      (224)
               Deferred revenue                                 (96)       (84)
                                                           --------   --------
                 Subtotal                                      (321)      (308)

               Valuation allowance                           (6,309)    (4,523)
                                                           --------   --------

        Net deferred tax asset                             $  2,381   $  1,743
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

        The Company has approximately $14,900 of federal net operating loss carryforwards expiring beginning in 2008, a $21 AMT credit carryforward, and a $21 credit on research and development that will expire in 2013 if unused. The Company also has state net operating loss carryforwards of approximately $14,400 that will begin to expire in 2006.

        The Company has a corporate net operating loss carryforward for German income tax purposes of approximately $3,677 (3,052 Euros), and a trade net operation loss carryforward for German income tax purposes of approximately $1,241 (1,030 Euros), which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. As of September 30, 2005, the Company has recorded a valuation allowance on deferred tax assets related to its U.S. operations.

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


        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNT DATA)

                                               NET (LOSS)                       PER SHARE
                                                 INCOME          SHARES          AMOUNT
        2005
        Basic loss per share                   $  (7,017)      15,919,286      $    (0.44)

        Effect of dilutive secured:
          Stock options                                -                -               -
                                               ---------      -----------      ----------

        Diluted loss per share                 $  (7,017)      15,919,286      $    (0.44)
                                               =========      ===========      ==========

        2004

        Basic earnings per share               $   1,133       15,734,470      $     0.07

        Effect of dilutive secured:
          Stock options                                -          734,973               -
                                               ---------      -----------      ----------

        Diluted earnings per share             $   1,133       16,469,443      $     0.07
                                               =========      ===========      ==========

        2003

        Basic earnings per share               $   3,707       15,495,148      $     0.24

        Effect of dilutive secured:
          Stock options                                -          600,300           (0.01)
                                               ---------      -----------      ----------

        Diluted earnings per share             $   3,707       16,095,448      $     0.23
                                               =========      ===========      ==========

12.     COMMITMENTS AND CONTINGENCIES

        The Company currently has operating leases for its corporate offices in the U.S. and Germany, as well as several leases related to office equipment and automobiles. Total rental expense was $1,212, $1,103 and $759 for the years ended September 30, 2005, 2004 and 2003, respectively. Future minimum rental payments required under these leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2005 are as follows:


        2006                                            $   1,064
        2007                                                  787
        2008                                                  632
        2009                                                  557
        2010                                                  300
        Thereafter                                              -
                                                                -
                                                        ---------

                                                        $   3,340
                                                        =========

        The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations. In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406. At September 30, 2005 and 2004, the Company maintains an accrual of $476 with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and the final settlement will not have a material impact on its results of operations or financial position.

13.     RELATED PARTY

        The Company has an exclusive license and distribution agreement with Zimmer Spine, a wholly owned subsidiary of Zimmer Holdings, Inc., whereby Zimmer Spine has been granted the right to act as the Company's exclusive distributor of bone tissue for spinal applications in the United States. For the years ended September 30, 2005, 2004 and 2003 product sales to Zimmer spine totaled $3,318, $4,850 and $4,999, respectively. Representing 10.4%, 16.5% and 16.5% respectively of our total revenues. Accounts receivable from Zimmer Spine were $44 and $723 at September 30, 2005 and 2004 respectively.

        The Company has also engaged Zimmer Dental, a wholly owned subsidiary of Zimmer Holdings, Inc., to act as an exclusive distributor for the Company's bone tissue for dental applications in the United States and certain international markets. Under this distribution agreement, the Company sells directly to Zimmer Dental's customers. For the years ended September 30, 2005, 2004 and 2003, Zimmer Dental was paid commissions aggregating approximately $6,055, $3,213 and $1,654, respectively. Accounts payable to Zimmer Dental total $1,740 and $1,456 at September 30, 2005 and 2004.

        Zimmer CEP (formerly Centerpulse) USA Holding Co., a subsidiary of Zimmer Holdings, Inc., is a significant owner of the Company's outstanding shares of Common Stock.

14.     SUBSEQUENT EVENT

        On October 12, 2005, the Company issued a voluntary recall of all product units, which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,046, and has notified all customers and distributors of record regarding this action. In connection with this recall, the Company wrote-off $174 of inventory and accrued $872 of inventory reserve and $250 of other related costs at September 30, 2005.

15.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following is a summary of unaudited quarterly financial results for the year ended September 30, 2005:


                               December 31, 2004           March 31, 2005             June 30, 2005          September 30, 2005
                                 As                        As                        As                        As
        (in 000's, except    Previously  As Restated   Previously  As Restated   Previously  As Restated   Previously  As Restated
        per share data)       Reported       (a)        Reported       (a)        Reported       (a)        Reported       (a)
        ----------------------------------------------------------------------------------------------------------------------------
        Revenues              $  7,073    $   7,073     $  7,554    $   7,554     $  9,281    $   9,281     $  7,952    $   7,952
        Gross Profit             3,313        2,781        2,753        2,863        3,025        3,180        2,474        2,527
        Operating expenses       4,243        4,243        4,527        4,527        4,683        4,683        5,078        5,124
        Operating loss            (930)      (1,462)      (1,774)      (1,664)      (1,658)      (1,503)      (2,604)      (2,597)
        Net loss                (1,382)      (1,914)      (1,239)      (1,129)      (1,432)      (1,277)      (2,568)      (2,697)
        Loss per share
             Basic            $  (0.09)   $   (0.12)    $  (0.08)   $   (0.07)    $  (0.09)   $   (0.08)    $  (0.16)   $   (0.17)
             Diluted          $  (0.09)   $   (0.12)    $  (0.08)   $   (0.07)    $  (0.09)   $   (0.08)    $  (0.16)   $   (0.17)

             (a)  As restated, see Note 16.

The following is a summary of unaudited quarterly financial results for the year ended September 30, 2004:

                               December 31, 2003           March 31, 2004             June 30, 2004          September 30, 2004
                                 As                        As                        As                        As
        (in 000's, except    Previously  As Restated   Previously  As Restated   Previously  As Restated   Previously  As Restated
        per share data)       Reported       (a)        Reported       (a)        Reported       (a)        Reported       (a)
        ----------------------------------------------------------------------------------------------------------------------------
        Revenues             $    7,485   $   7,485     $  7,089    $   7,089     $  6,823    $   6,823     $  7,933    $   7,933
        Gross Profit              4,496       4,485        5,091        4,522        4,536        6,270        3,371        1,846
        Operating expenses        3,638       3,638        3,899        3,899        3,466        3,466        2,963        2,963
        Operating loss              858         847        1,192          623        1,070        2,804          408       (1,117)
        Net income (loss)           582         571          653           84          635        2,369         (367)      (1,892)
        Earnings (loss)
        per share
             Basic           $     0.04   $    0.04     $   0.04    $    0.01     $   0.04    $    0.15     $  (0.02)   $   (0.12)
             Diluted         $     0.04   $    0.04     $   0.03    $    0.01     $   0.04    $    0.14     $  (0.02)   $   (0.11)

             (a)  As restated, see Note 16.


16.     RESTATEMENT

        As part of the financial review for the three and six months ended March 31, 2006, the Company became aware of misstatements in previously reported inventory and cost of revenue. The Company discovered that the misstatements were attributable to errors in the calculation of intercompany profit to be eliminated during the consolidation process for prior periods. While investigating in inventory errors, the Company also discovered other errors affecting the Company's deferred tax benefit, accrued expenses, general and administrative and distribution and marketing expenses for the fiscal year ended September 30, 2005. As a result, the Company has restated the accompanying consolidated financial statements for the years ended September 30, 2005, 2004, and 2003 to correct these errors.

        The cumulative effect of these errors on accumulated deficit and total shareholders' equity as of the beginning of the year ended September 30, 2003 was an increase of $1,885 and a reduction of $1,885, respectively.

The impact of this restatement on the accompanying consolidated financial statements is summarized below:

                                                                         As
                                                                     Previously                           As
FOR THE YEAR ENDED SEPTEMBER 30, 2005                                 Reported       Adjustments       Restated
-------------------------------------                              ----------------------------------------------
Cost of revenues                                                      $  20,295      $       215       $ 20,510
Gross profit                                                             11,565             (215)        11,350
General and administrative expenses                                       5,371               38          5,409
Distribution and marketing expenses                                      11,501                8         11,509
Operating loss                                                           (6,966)            (261)        (7,227)
Income tax benefit                                                         (571)             135           (436)
Net loss                                                                 (6,621)            (396)        (7,017)
Foreign currency translation (loss)                                        (770)             200           (570)
Comprehensive loss                                                       (7,391)            (196)        (7,587)
Basic loss per share                                                      (0.42)           (0.02)         (0.44)
Diluted loss per share                                                    (0.42)           (0.02)         (0.44)
Cash flows from operating activities:
  Net loss                                                               (6,621)            (396)        (7,017)
  Deferred income taxes                                                    (571)              66           (505)
  Changes in inventories                                                  3,508              263          3,771
  Changes in accounts payable and other accrued expenses                   (566)              69           (497)
AS OF SEPTEMBER 30, 2005:
Inventories, net                                                         10,558           (1,004)         9,554
Deferred tax asset                                                        2,314               67          2,381
Accounts payable and other accrued expenses                               6,273               69          6,342
Accumulated other comprehensive income                                    1,478              200          1,678
Acculated deficit                                                       (23,290)          (1,206)       (24,496)
Shareholders' equity                                                     14,728           (1,006)        13,722


                                                                         As
                                                                     Previously                           As
FOR THE YEAR ENDED SEPTEMBER 30, 2004                                 Reported       Adjustments       Restated
-------------------------------------                              ----------------------------------------------

Cost of revenue                                                       $  11,836      $       370       $ 12,206
Gross profit                                                             17,494             (370)        17,124
Net income                                                                1,503             (370)         1,133
Basic loss per share                                                       0.10            (0.03)          0.07
Diluted loss per share                                                     0.09            (0.02)          0.07
Cash flows from operating activities:
  Net loss                                                                1,503             (370)         1,133
  Changes in inventories                                                 (1,824)             370         (1,454)
AS OF SEPTEMBER 30, 2004:
Inventories, net                                                         15,072             (811)        14,261
Accumulated deficit                                                     (16,669)            (810)       (17,479)
Shareholders' equity                                                     22,083             (811)        21,272


                                                                         As
                                                                     Previously                           As
FOR THE YEAR ENDED SEPTEMBER 30, 2003                                 Reported       Adjustments       Restated
-------------------------------------                              ----------------------------------------------

Cost of revenue                                                       $  11,640      $    (1,445)      $ 10,195
Gross profit                                                             18,620            1,445         20,065
Net income                                                                2,262            1,445          3,707
Basic loss per share                                                       0.15             0.09           0.24
Diluted loss per share                                                     0.14             0.09           0.23
Cash flows from operating activities:
  Net loss                                                                2,262            1,445          3,707
  Changes in inventories                                                 (2,545)          (1,445)        (3,990)

                                     ******

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tutogen Medical, Inc. and Subsidiaries
West Paterson, New Jersey

We have audited the consolidated financial statements of Tutogen Medical, Inc. and subsidiaries (the "Company") as of September 30, 2005 and 2004, and for each of the three years in the period ended September 30, 2005, and have issued our report thereon dated December 8, 2005 (July 5, 2006 as to the effects of the restatement discussed in Note 16) (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the restatement as discussed in
Note 16); such financial statements and report are included elsewhere herein. Our audits also included the financial statement schedule of the Company listed in the accompanying Index at Item 15B. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Certified Public Accountants
Orlando, Florida
December 8, 2005


                                                   TUTOGEN MEDICAL, INC.
                                     SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                       YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003


                                                                           Additions
                                                                          (Reversals)
                                                                          Charged to
                                                        Balance at       (Credited) to                          Balance at
                                                        Beginning          Costs and                              End of
                                                        of Period           Expenses        Deductions (1)        Period
Allowance for doubtful accounts:
  YEAR ENDED SEPTEMBER 30, 2005                       $        192         $     308          $      39         $     462
  Year ended September 30, 2004                                429              (83)                154               192
  Year ended September 30, 2003                                193               264                 28               429

Allowance for product returns

  YEAR ENDED SEPTEMBER 30, 2005                       $        241         $     183          $     180         $     244
  Year ended September 30, 2004                                117               124                  0               241
  Year ended September 30, 2003                                  0               117                  0               117

Allowance for obsolescence

  YEAR ENDED SEPTEMBER 30, 2005                       $      2,210         $   1,460          $     636         $   3,034
  Year ended September 30, 2004                              2,981             (597)                174             2,210
  Year ended September 30, 2003                              1,757             1,434                210             2,981

Valuation allowance for net deferred tax assets:

  YEAR ENDED SEPTEMBER 30, 2005                       $      4,523         $   1,786          $       0         $   6,309
  Year ended September 30, 2004                              3,496             1,027                  0             4,523
  Year ended September 30, 2003                              3,906                 0                410             3,496

                                            (1) Net write-offs and recoveries.