Form 10-Q/A
period 2005-12-31
TUTOGEN MEDICAL INC
filed 2006-07-06
CIK 816949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.c. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


(Mark One)

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X .
                                      ---   ---

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2of the Exchange Act).
(Check one): Large accelerated filer Yes    No
                                        ---   ---
Accelerated filer Yes    No             Non-accelerated filer Yes X  No
                     ---   ---                                   ---   ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ---    ---

As of January 15 2006 there were outstanding 15,950,460 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                EXPLANATORY NOTE

Tutogen Medical, Inc. ("the Company") is filing this Amendment to its Quarterly report on Form 10-Q for the Company's fiscal quarter ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (the "SEC") on February 13, 2006 (the "Original Filing"), to reflect the restatement of the Company's audited consolidated financial statements for the fiscal year ended September 30, 2005, the unaudited condensed consolidated financial statements for the three months ended December 31, 2005 and 2004, as well as the notes related thereto, as described in Note 11 ("Restatement") to the accompanying unaudited condensed consolidated financial statements in Part I,
Item 1 of this Form 10-Q/A.

As part of the financial review for the three and six months ended March 31, 2006, the Company became aware of misstatements in previously reported inventory and cost of revenue. The Company discovered that the misstatements were attributable to errors in the calculation of intercompany profit to be eliminated during the consolidation process in prior periods. While investigating the inventory errors, the Company also discovered other errors affecting the Company's deferred tax benefit, accrued expenses, general and administrative and distribution and marketing expenses for the fiscal year ended September 30, 2005 and the three months ended December 31, 2005. As a result, the Company has restated the accompanying consolidated financial statements for the years ended September 30, 2005, and the three months ended December 31, 2005 and 2004 to correct these errors with this Form 10-Q/A.

In addition, the Company's management has determined that the accounting errors referenced above were the result of a material weakness in the Company's internal control over financial reporting related to its inventory valuation and certain journal entries recorded in the financial close process. The Company has taken steps to remediate the weakness as of the date of this report. See Item 4 "Controls and Procedures".

This Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A amends and restates certain information in Items 1, 2, and 4 of Part I and Part II of the Original filing, in each case, solely as a result of, and to reflect, the restatement. No other information in the Original Filing is amended hereby.

Except for the amended information referred to above, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing and the company has not modified or updated other disclosures presented in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-Q/A includes updated certifications from the Company's Chief Executive Officer and Chief Financial Officer at Exhibits 31.1, 31.2, and 32.

                                      INDEX


PART I.            Financial Information.                                  Page
                                                                            No.

          ITEM 1.  Financial Statements.

                   Unaudited - Condensed Consolidated Balance                1
                   Sheets - December 31, 2005 and
                   September 30, 2005.

                   Unaudited - Condensed Consolidated Statements             2
                   of Operations for the three months ended
                   December 31, 2005 and 2004.

                   Unaudited - Condensed Consolidated Statements             3
                   of Cash Flows for the three months ended
                   December 31, 2005 and 2004.

                   Unaudited - Condensed Consolidated Statements             4
                   of Stockholders' Equity for the year ended
                   September 30, 2005 and the three months
                   ended December 31, 2005.

                   Notes to Condensed Consolidated Financial                 5
                   Statements (unaudited).

          ITEM 2.  Management's Discussion and Analysis of Financial        13
                   Condition and Results of Operations.

          ITEM 3.  Quantitative and Qualitative Disclosures                 18
                   about Market Risk

          ITEM 4.  Controls and Procedures.                                 18

PART II.           Other Information.                                       20


SIGNATURES                                                                  21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unauditd)

                                                                   December 31,  September 30,
                                                                      2005           2005
                                                                  -------------  -------------
                                                                   (AS RESTATED, SEE NOTE 11)
ASSETS

Current Assets
  Cash and cash equivalents                                       $       1,834   $      3,562
  Accounts receivable - net of allowance for doubtful accounts
    of $467 in December 2005 and $462 in September 2005                   3,749          3,473
  Inventories - net                                                      10,852          9,554
  Deferred tax asset                                                      1,177          1,149
  Other current assets                                                      622            623
                                                                  -------------  -------------
           Total current assets                                          18,234         18,361

Property, plant and equipment, net                                        6,904          6,612

Deferred tax asset                                                        1,275          1,232
                                                                  -------------  -------------

TOTAL ASSETS                                                      $      26,413  $      26,205
                                                                  =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and other liabilities                          $       6,159  $       6,342
  Accrued commissions                                                     2,128          1,765
  Short-term borrowing                                                    1,436          1,048
  Current portion of deferred distribution fees                             558            589
  Current portion of long-term debt                                         185            184
                                                                  -------------  -------------
           Total current liabilities                                     10,466          9,928

Noncurrent Liabilities
  Deferred distribution fees                                              1,784          1,925
  Long-term debt                                                            584            630
                                                                  -------------  -------------
TOTAL LIABILITIES                                                        12,834         12,483

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 30,000,000 authorized; 15,932,960
  and 15,950,460 shares issued and outstanding                              160            159
Additional paid-in capital                                               36,521         36,381
Accumulated other comprehensive income                                    1,475          1,678
Accumulated deficit                                                     (24,577)       (24,496)
                                                                  -------------  -------------
           Total shareholders' equity                                    13,579         13,722

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $      26,413  $      26,205
                                                                  =============  =============


See accompanying Notes to Condensed Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)


                                                       Three Months Ended
                                                       ------------------
                                                          December 31,
                                                          ------------
                                                      2005             2004
                                                      ----             ----
                                                    (AS RESTATED, SEE NOTE 11)

REVENUE                                           $       8,034   $       7,073

COST OF REVENUE                                           3,415           4,292
                                                  -------------   -------------

    Gross profit                                          4,619           2,781

OPERATING EXPENSES
  General and administrative                              1,576           1,142
  Distribution and marketing                              2,859           2,711
  Research and development                                  427             390
                                                  -------------   -------------
                                                          4,862           4,243

OPERATING LOSS                                             (243)         (1,462)

FOREIGN EXCHANGE GAIN (LOSS)                                119            (579)
OTHER INCOME (EXPENSE)                                       15              (4)
INTEREST EXPENSE                                            (78)            (17)
                                                  -------------   -------------
                                                             56            (600)

LOSS BEFORE INCOME TAX BENEFIT                             (187)         (2,062)

Income tax benefit                                         (106)           (148)
                                                  -------------   -------------

NET LOSS                                          $         (81)  $      (1,914)
                                                  =============   =============

Comprehensive (loss) income:
  Foreign currency translation (loss) gain                 (203)            286
                                                  -------------   -------------

COMPREHENSIVE LOSS                                $        (284)  $      (1,628)
                                                  =============   =============

AVERAGE SHARES OUTSTANDING FOR BASIC AND DILUTED
  LOSS PER SHARE                                     15,945,243      15,915,960
                                                  =============   =============

BASIC AND DILUTED LOSS PER SHARE                  $       (0.01)  $       (0.12)
                                                  =============   =============


See accompanying Notes to Condensed Consolidated Financial Statements

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                            DECEMBER 31,
                                                                            ------------
                                                                       2005             2004
                                                                       ----             ----
                                                                     (AS RESTATED, SEE NOTE 11)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $         (81)   $      (1,914)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                             172              190
  Amortization of deferred distribution fees revenue                       (139)            (172)
  Deferred income taxes                                                    (173)            (148)
  Provision for inventory write-downs                                       (58)             (62)
  Share-based compensation                                                   96                -
  Changes in assets and liabilities:
    Accounts receivable                                                    (303)             469
    Inventories                                                          (1,296)             891
    Other current assets                                                     (4)             633
    Accounts payable and other liabilities                                  (52)          (1,737)
    Accrued commissions                                                     363              107
                                                                  -------------    -------------
      Net cash used in operating activities                              (1,475)          (1,743)


CASH FLOWS USED IN INVESTING ACTIVITIES
  Investment in a marketable security                                         -             (491)
  Purchase of property and equipment                                       (554)            (389)
                                                                  -------------    -------------
      Net cash used in investing activities                                (554)            (880)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     44                -
  Proceeds from short-term borrowings                                       406                -
  Repayment of long-term borrowings                                         (37)             (34)
                                                                  -------------    -------------
      Net cash provided by (used in) financing activities                   413              (34)


EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (112)             793
                                                                  -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (1,728)          (1,864)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          3,562            5,063
                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $       1,834    $       3,199
                                                                  =============    =============

------------------------------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                   $          41    $          17
                                                                  =============    =============
  Income taxes paid                                               $           -    $          61
                                                                  =============    =============


See accompanying Notes to Condensed Consolidated Financial Statements


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2005
(Unaudited)
(In Thousands, Except for Share Data)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                                                             ACCUMULATED                                  COMMON
                                                  COMMON      ADDITIONAL        OTHER                                     SHARES
                                                  STOCK        PAID-IN      COMPREHENSIVE    ACCUMULATED                ISSUED AND
                                                ($.01 PAR)     CAPITAL        INCOME (1)       DEFICIT       TOTAL      OUTSTANDING
BALANCE, SEPTEMBER 30, 2005                       $  159       $ 36,381       $   1,478       $ (23,290)   $  14,728     15,932,960
  Prior period adjustment                              -              -             200          (1,206)      (1,006)
                                                  ------       --------       ---------       ---------    ---------
BALANCE, SEPTEMBER 30, 2005 (as restated,         $  159       $ 36,381       $   1,678       $ (24,496)   $  13,722
    see Note 11)
  Stock issued on exercise of options                  1             44               -               -           45         17,500
  Share-based compensation                                           96               -               -           96              -
  Net loss (as restated, see Note 11)                  -              -               -             (81)         (81)             -
  Foreign currency translation adjustment              -              -            (203)              -         (203)             -
                                                  ------       --------       ---------       ---------    ---------     ----------

BALANCE, December 31, 2005                        $  160       $ 36,521       $   1,475       $ (24,577)   $  13,579     15,950,460
                                                  ======       ========       =========       =========    =========     ==========


(1) Represents foreign currency translation adjustments. See accompanying Notes to Condensed Consolidated Financial Statements.

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

(2)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2006. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2005.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS No. 123R"), SHARE-BASED PAYMENT, that require compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company is required to comply with SFAS No. 123R for the three months ended December 31, 2005. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, SHARE-BASED PAYMENT ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. See footnote 4, STOCK-BASED Awards regarding the impact of these pronouncements on the Company's financial statements.

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

     Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS No. 123R, the Company's net loss before income taxes and net loss for the three months ended December 31, 2005 was $96 more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Basic and diluted net loss per share for the three months ended December 31, 2005 was not affected by the adoption SFAS No. 123R. In addition, there was no tax effect related to the adoption of SFAS No. 123R due to the recording of a full valuation allowance against U.S. net deferred tax assets.

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

     Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS No. 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three months ended December 31, 2004 and illustrates the effect on net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

                                                              Three Months Ended
                                                                 December 31,
                                                                    2004

         Net loss:                                                ($1,914)

         Deduct:  Total stock-based employee compensation
                  expense determined under fair value based
                  method, net of related tax effects                   10
                                                                  -------

         Pro forma net loss                                      ($1,924)
                                                                  =======

         Basic and diluted loss per share:
         As reported                                              ($0.12)
         Pro forma using the fair value method                    ($0.13)

    The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:


                                                           December 31,
                                                         2005        2004
                                                     ----------------------
                  Dividend Yield                           0.0%        0.0%
                  Expected Volatility                     48.6%       48.6%
                  Risk-free interest rate (range)        4-4.1%    3.3-3.6%
                  Expected term (in years)                 5.00        5.00


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

     Presented below is a summary of the status of the Company's stock options as of December 31, 2005, and related transactions for the quarter then ended:

                                                                              WEIGHTED
                                                                WEIGHTED      AVERAGE
                                                  NUMBER OF      AVERAGE     REMAINING     AGGREGATE
                                                   COMMON       EXERCISE    CONTRACTUAL    INTRINSIC
      STOCK OPTIONS                            SHARES (000'S)     PRICE         LIFE          VALUE
                                               --------------   --------    -----------    ---------
      Outstanding at September 30, 2005                2,481     $ 2.64             5.1     $      -
      Granted                                             28       3.12            10.0            -
      Canceled                                             -
      Exercised                                          (18)      2.53               -            -
                                               -------------------------------------------------------
      Outstanding at December 31, 2005                 2,491     $ 2.65             5.3     $      -

      Vested or expected to vest                       2,242     $ 2.65             5.3     $      -

      Fully vested at December 31, 2005                1,877     $ 2.50             2.4     $      -

      As of December 31, 2005, 320,803 stock options were available for grant. The weighted-average grant-date fair value of options granted during the fiscal quarters ended December 31, 2005 and December 31, 2004 was $1.48 and $1.43, respectively. Cash received from option exercises for the quarters ended December 31, 2005 and December 31, 2004, was $44 and $ 0.0 respectively.

      As of December 31, 2005, there was $473 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.4 years.

(5)   INVENTORIES

      Major classes of inventory at December 31, 2005 and September 30, 2005 were as follows:


                                                               December 31,    September 30,
                                                                  2005              2005
                                                              -------------    -------------


                  Raw materials                               $     1,835      $     1,753
                  Work in process                                   5,344            4,219
                  Finished goods                                    6,868            6,860
                                                              -----------      -----------
                                                                   14,047           12,832
                  Less reserves for obsolescence                    3,195            3,278
                                                              -----------      -----------

                                                              $    10,852        $   9,554
                                                              ===========       ==========

 (6) INCOME TAXES

     The Company has approximately $15,100 of federal net operating loss carryforwards expiring beginning in 2008 and state net operating loss carryforwards of approximately $14,600 that will begin to expire in 2006.

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

(7)  SEGMENT DATA

     The Company operates principally in one industry providing specialty surgical products and tissue processing services. These operations include two geographically determined segments: the United States and Europe ("International"). The accounting policies of these segments are consistent with prior periods. The Company evaluates performance based on the operating income of each segment. The Company accounts for inter-segment sales and transfers at contractually agreed-upon prices.

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

     A summary of the operations and assets by segment as of and for the three months ended December 31, 2005 and 2004, respectively are as follows:



     DECEMBER 31, 2005
                                                  ---------------------------------------------
     SEGMENT DATA                                 INTERNATIONAL          US              TOTAL
                                                  ---------------------------------------------
     GROSS REVENUE                                $    3,816       $     5,409       $   9,225
     LESS: INTERCOMPANY                               (1,191)                -          (1,191)
                                                  =============================================
     TOTAL REVENUE - THIRD PARTY                  $    2,625       $     5,409       $    8,034

     OPERATING INCOME (LOSS)                      $      224       $      (467)      $     (243)

     DEPRECIATION & AMORTIZATION                  $      113       $        59       $      172

     INTEREST EXPENSE                             $       28       $        50       $       78

     NET SEGMENT INCOME (LOSS)                    $      142       $      (223)      $      (81)

     CAPITAL EXPENDITURE                          $      388       $       166       $      554

     TOTAL IDENTIFIABLE ASSETS                    $   15,425       $    10,988       $   26,413
                                                  ----------------------------------------------


     DECEMBER 31, 2004
                                                  ---------------------------------------------
     SEGMENT DATA                                 INTERNATIONAL          US              TOTAL
                                                  ---------------------------------------------
     GROSS REVENUE                                $    3,964       $     4,916       $   8,880
     LESS: INTERCOMPANY                               (1,807)                -          (1,807)
                                                  =============================================
     TOTAL REVENUE - THIRD PARTY                  $    2,157       $     4,916       $    7,073

     OPERATING LOSS                               $     (936)      $      (526)      $   (1,462)

     DEPRECIATION & AMORTIZATION                  $      126       $        64       $      190

     INTEREST EXPENSE                             $       12       $         5       $       17

     NET SEGMENT LOSS                             $     (970)      $      (944)      $   (1,914)

     CAPITAL EXPENDITURE                          $      355       $        34       $      389

     TOTAL IDENTIFIABLE ASSETS                    $   17,761       $    13,548       $   31,309
                                                  ----------------------------------------------

 (8) LEGAL PROCEEDINGS

     In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany resulted in a reduction of the original proposed judgment received against the Company by $406. At December 31, 2005 and September 30, 2005 the Company maintained an accrual of $476 with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and that the final settlement will not have a material impact on results of operations.

     On October 12, 2005, the Company issued a voluntary recall of all product units, which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,046, and has notified all customers and distributors of record regarding this action. In connection with this recall, the Company wrote off $174 of inventory during 2005. At September 30, 2005 and December 31, 2005, $872 of inventory and $250 of other related costs were reserved. In January 2006, the Company was named as one of several defendants in a class action suit related to this recall. It is management's opinion that it is too early in the process to determine the effect of this class action on the financial condition of the Company. However, the Company intends to vigorously defend this matter and does not believe that settlement of this class action will have an adverse material effect on the Company's operations, cash flow or financial position.

     The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations.

(9)  RELATED PARTY

     The Company has an exclusive license and distribution agreement with Zimmer Spine, a wholly owned subsidiary of Zimmer Holdings, Inc., whereby Zimmer Spine has been granted the right to act as the Company's exclusive distributor of bone tissue for spinal applications in the United States. For the quarters ended December 31, 2005 and 2004 product sales to Zimmer spine totaled $374, and $1,050, respectively, representing 4.7% and 14.8% respectively of our total revenues. Accounts receivable from Zimmer Spine were $176 and $44 at December 31, 2005 and September 30, 2005, respectively.

     The Company has also engaged Zimmer Dental, a wholly owned subsidiary of Zimmer Holdings, Inc., to act as an exclusive distributor for the Company's bone tissue for dental applications in the United States and certain international markets. Under this distribution agreement, the Company sells directly to Zimmer Dental's customers. For the quarters ended December 31, 2005 and 2004, Zimmer Dental was paid commissions aggregating approximately $1,565 and $1,194, respectively. Accounts payable to Zimmer Dental total $2,123 and $1,740 at December 31, 2005 and September 30, 2005,
     respectively.

     Zimmer CEP (formerly Centerpulse) USA Holding Co., a subsidiary of Zimmer Holdings, Inc., is a significant owner of the Company's outstanding shares of Common Stock.


(10) SUBSEQUENT EVENT

     In January 2006, the Company entered into a four-year exclusive worldwide distribution agreement with Davol Inc., a subsidiary of C.R. Bard Inc., to promote, market and distribute the Company's line of allograft biologic tissues for hernia repair and the reconstruction of the chest and abdominal wall. Davol, in addition to purchasing the product is required to pay approximately $3,300 in up-front distribution fees, with the first payment in January 2006 and the final payment due in May 2006 as certain milestones are met. These payments will be deferred and recognized as revenue over the term of the distribution agreement when product begins to ship.



(11) RESTATEMENT


     As part of the financial review for the three and six months ended March 31, 2006, the Company became aware of misstatements in previously reported inventory and cost of revenue. The Company discovered that the misstatements were attributable to errors in the calculation of intercompany profit to be eliminated during the consolidation process for prior periods. While investigating the inventory errors, the Company also discovered other errors affecting the Company's deferred tax benefit, accrued expenses, general and administrative and distribution and marketing expenses for the fiscal year ended September 30, 2005 and the three months ended December 31, 2005. As a result, the Company has restated the accompanying consolidated financial statements for the fiscal year ended September 30, 2005, for the three months ended December 31, 2005 and for the three months ended December 31, 2004, to correct these errors.

     The impact of this restatement on the accompanying consolidated financial statements is summarized below:

                                                                As
                                                            Previously                      As
FOR THE QUARTER ENDED DECEMBER 31, 2005                      Reported     Adjustments    Restated
                                                       --------------------------------------------
Cost of revenues                                        $      3,797    $     (382)    $   3,415
Gross profit                                                   4,237           382         4,619
General and administrative                                     1,489            87         1,576
Distribution and marketing expenses                            2,862            (3)        2,859
Operating loss                                                  (541)          298          (243)
Net loss                                                        (379)          298           (81)
Comprehensive loss                                              (582)          298          (284)
Basic and diluted loss per share                               (0.02)         0.01         (0.01)
Cash flows from operating activities
     Net loss                                                   (379)          298           (81)
     Deferred income taxes                                      (106)          (67)         (173)
     Inventories                                                (903)         (393)       (1,296)
     Accounts payable and other accrued  expenses               (214)          162           (52)
As of December 31, 2005:
Inventories                                                   11,465          (613)       10,852
Deferred tax asset                                             2,385            67         2,452
Accounts payable and other accrued expenses                    5,997           162         6,159
Accumulated other comprehensive income                         1,275           200         1,475
Accumulated deficit                                          (23,669)         (908)      (24,577)
Shareholders' equity                                          14,287          (708)       13,579


                                                                As
                                                            Previously                      As
AS OF SEPTEMBER 30, 2005:                                    Reported     Adjustments    Restated
                                                       --------------------------------------------

Inventories, net                                              10,558        (1,003)        9,555
Deferred tax asset                                             2,314            67         2,381
Accounts payable and other accrued expenses                    6,273            69         6,342
Accumulated other comprehensive income                         1,478           200         1,678
Accumulated deficit                                          (23,290)       (1,206)      (24,496)
Shareholders' equity                                          14,728        (1,006)       13,722


                                                                As
                                                            Previously                      As
FOR THE QUARTER ENDED DECEMBER 31, 2004                      Reported     Adjustments    Restated
                                                       --------------------------------------------

Cost of revenues                                        $      3,760    $      532    $    4,292
Gross profit                                                   3,313          (532)        2,781
Net loss                                                      (1,382)         (532)       (1,914)
Operating loss                                                  (930)         (532)       (1,462)
Comprehensive loss                                            (1,096)         (532)       (1,628)
Basic and diluted loss per share                               (0.09)        (0.03)        (0.12)
Cash flows from operating activities
     Net loss                                                 (1,382)         (532)       (1,914)
     Inventories                                                 359           532           891


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                DECEMBER 31, 2005
                        (IN THOUSANDS, EXCEPT SHARE DATA)

RESTATED FINANCIAL STATEMENTS

The Company is filing this amended report to reflect the restatement of the Company's unaudited condensed consolidated financial statements for the three months ended December 31, 2005 and 2004 as well as the restatement of the Company's audited consolidated financial statements for the fiscal year ended September 30, 2005, including the notes related thereto, as more fully described in Note 11 ("Restatement") to the accompanying unaudited consolidated financial statements included with this Form 10-Q/A. The determination to restate these financial statements was made as a result of management's identification of misstatements in previously reported inventory and cost of revenue attributable to errors in the calculation of intercompany profit to be eliminated during the consolidation process in prior periods as well as other errors affecting the Company's deferred tax benefit, accrued expenses, general and administrative and distribution and marketing expenses for the fiscal year ended September 30, 2005 and the three months ended December 31, 2005. Management's discussion and analysis of the Company's financial condition and results of operations included in this report has been revised to reflect the impact of the restatement.

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Actual results could differ significantly from those discussed herein. Some of the matters described in this Form 10-Q/A filed with the Securities and Exchange Commission, constitute cautionary statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

MANAGEMENT'S OVERVIEW

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

With regards to these product lines, the dental product sales continue to grow. The Company has re-worked the fee agreement that governs the distribution relationship with Zimmer Dental. This, combined with the transfer of manufacturing for all dental products to the Alachua facility with improved costs, will have a positive impact on our dental operating margins. For the spine sales, management believes that the second half of fiscal year 2006 will improve as it is anticipated that Zimmer will substantially work-off existing inventories during the first half of the year and commence new purchases during the second half of fiscal 2006. The Company is solidifying the product/market foundation in 2006 by entering, as planned, the important hernia repair market with Davol as the Company's distribution partner.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THE
                      THREE MONTHS ENDED DECEMBER 31, 2004

REVENUE

Revenues for the three months ended December 31, 2005, increased 14% to $8,034 from $7,073 for the same period during 2004. The U.S. operation had a 10% increase in revenues from $4,916 in 2004 to $5,409 for the quarter ended December 31, 2005. This increase was fueled by the continued increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental ("Dental"), the Company's marketing partner. The Dental business increased 49% from a year ago. The spine revenues continue to be impacted by the high inventory levels at the Company's marketing partner, Zimmer Spine. The spine revenues decreased $676 from the same quarter a year ago. The surgical specialties, consisting of urology, ophthalmic and ENT businesses decreased 10% compared to last year from $1,266 in 2004 to $1,150 this quarter, partially due to a backlog on certain product lines. The International revenues for the three months ended December 31, 2005 increased 22% this quarter to $2,625 from $2,157 in 2004. The International segment has increased its revenues primarily through improved product sales in Germany for the Company's Xenograft product lines, offset by decreased sales in Europe recovering from its regulatory compliance matters, which have since been resolved. An analysis of revenues by major business segment is as follows:

------------------------------------------------------------

(000's omitted)                  Three          Three
                                 Months         Months
------------------------------------------------------------
                                12/30/05       12/31/04
------------------------------------------------------------

------------------------------------------------------------
Spine                         $    374       $  1,050
------------------------------------------------------------
Dental                           3,885          2,600
------------------------------------------------------------
Surgical Specialties             1,150          1,266
------------------------------------------------------------
   Total - U.S.               $  5,409       $  4,916
------------------------------------------------------------

------------------------------------------------------------
Germany                            795            320
------------------------------------------------------------
France                             274            418
------------------------------------------------------------
ROW                              1,430          1,266
------------------------------------------------------------
Other                              126            153
------------------------------------------------------------
   Total-International        $  2,625       $  2,157
------------------------------------------------------------

------------------------------------------------------------
Total Consolidated            $  8,034       $  7,073
------------------------------------------------------------

MARGIN

Gross margin, for the three months ended December 31, 2005 was 58% as compared to 39% for the three month comparable period last year. The increased gross margin for the three months was due primarily to the favorable impact of the manufacturing efficiencies realized in the U.S. operating segment as the result of transferring the manufacturing of the dental product lines from the German operation to the U.S.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 38% for the three months ended December 31, 2005 from the comparable period last year. The increase for the quarter was primarily due to higher compensation from cost related to new personnel ($178), higher bank charges directly related to increased dental revenues as customers pay by credit card ($30), stock compensation ($96), compliance with Sarbanes-Oxley ($9) and other increases ($34). As a percentage of revenues, for the three months ended December 31, 2005, General and Administrative expenses were 20% compared to 16% of revenues for the comparable period in 2004.

DISTRIBUTION AND MARKETING

Distribution and marketing expenses increased 5% for the three months ended December 31, 2005 from the comparable period last year. The increase was primarily due to an increase in U.S. sales and marketing expenses paid to Zimmer Dental of $1,545 versus $1,252 a year ago as a result of 49% increase in dental revenues offset partially by the benefits realized from the reorganization of the international sales group. As a percentage of revenues, for the three months ended December 31, 2005, Distribution and Marketing expenses decreased to 36% from 38% in 2004.

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

FOREIGN EXCHANGE GAIN (LOSS)

The Company recognized a foreign currency exchange gain for the quarter ended December 31, 2005 of $119 due to the dollars' improved exchange rate against the Euro.

OTHER INCOME

Other income increased by $19 for the three months ended December 31, 2005 from the comparable period a year ago, primarily due to favorable increases in the investment returns recognized in interest income.

INTEREST EXPENSE

Interest expense increased $61 for the three months ended December 31, 2005 from the comparable period a year ago, primarily due to borrowings for new equipment used to facilitate growth and the facility expansion programs in Florida and Germany.

NET LOSS

As a result of the above, net loss for the three months ended December 31, 2005 totaled $81 or $0.01 basic and diluted loss per share, as compared to a net loss of $1,914 or $0.12 basic and diluted earnings per share for the comparable period in 2004.

INVENTORY

Inventory increased 13.6%, from $9,555 at last fiscal year-end to $10,852 at December 31, 2005. Raw materials and work-in-process ("WIP"), increased 5% and 27%, respectively, which reflects the plan to replace inventory quarantined or destroyed last year-end as a result of the voluntary recall of certain products (see Note 8 to condensed consolidated financial statements). Finished goods inventory remained consistent with year end balances.

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

         VALUATION OF DEFERRED TAX ASSET. We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be recognized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future, it is more likely than not that an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company has working capital of $7,768 as compared to September 30, 2005 of $8,434. The Company maintains current working capital credit lines totaling 1,500euros (approximately $1,800) with several German banks and a $1,500 credit line with a U.S. bank. At December 31, 2005, the Company had no borrowings against the German and U.S. credit lines.

The Company has experienced a negative cash flow of $1,728 for the three months ended December 31, 2005 as compared to a negative cash flow of $1,864 for the same period in 2004. The primary reasons for the negative cash flow during the quarter ended December 31, 2005 was due to higher inventory levels compared to year-end caused by a plan to manufacture and replace recalled products, increased capital spending levels associated with the expansion of the U.S. and German manufacturing facilities, partially offset by an increase in short-term borrowings.

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

Future minimum rental payments required under the Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 are as follows:

                     2006                         $   886
                     2007                             616
                     2008                             590
                     2009                             338
                     2010                              25
                                                 ----------

                                                  $ 2,455
                                                 ==========

Long-term debt consists of senior debt, 5.75% interest until March 30, 2008 when terms are renegotiable, due 2008. Future minimum payments as of December 31, 2005 are as follows:(1)


                     2006                         $   388
                     2007                             196
                     2008                             121
                     2009                              60
                     2010                               4
                                                 ----------
                                                      769
                                                 ----------
                     Less current portion         $   185
                                                 ----------
                                                  $   584
                                                 ==========
(1) The above payments do not include interest.

ITEM 3.  QUANTITATIVE STATEMENTS AND SUPPLEMENTARY DATA

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative Statements and Supplementary Data, in the Annual Report on Form 10-K/A for the year ended September 30, 2005. There have been no significant changes in our market risk exposures from the fiscal 2005 year-end.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. A 1% increase in interest rates would not have a material effect on our results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES


In the Form 10-Q for the Company's fiscal quarter ended December 31, 2005, initially filed with the SEC on February 13, 2006, the Company's management, with the participation of the Company's chief executive officer and former chief financial officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "34 Act")) as of December 31, 2005, (the "Evaluation Date"). Based on that evaluation, the chief executive officer and former chief financial officer of the Company concluded that, as of the Evaluation Date, the disclosure controls and procedures established by the Company were adequate to ensure that information required to be disclosed by the Company in reports that the Company files under the Exchange Act, was recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Subsequent to that filing (and as part of the financial review for the three and six months ended March 31, 2006) under the direction of the Company's chief executive officer and new chief financial officer, the Company conducted an analysis of the Company's inventory on hand as of prior reporting periods, its policies and procedures over certain journal entries recorded in the financial close process, and the effectiveness of the design and operation of the Company's disclosure controls and procedures, (as defined in Rule 13(a) - 15(e) under the 34 Act). The evaluation led the Company to conclude that as of September 30, 2005, the Company's controls and procedures relating to the calculation of intercompany profit and certain journal entries recorded in the financial close process were deficient, resulting in a material weakness in internal control over financial reporting. Accordingly, the Company concluded that as of December 31, 2005 the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.

As a result, the Company has restated the financial statements for the periods covered in the Company's quarterly report on Form 10-Q/A for the quarter ended December 31, 2005. (See Note 11 to the accompanying unaudited interim Condensed Consolidated Financial Statements.)

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

Management believes that these subsequent changes in the design of internal controls will strengthen the Company's disclosure controls and procedures, as well as its internal control over financial reporting, and will remediate the material weakness that the Company identified in its internal control over financial reporting as of December 31, 2005. The Company has discussed this material weakness and its remediation program with its Audit Committee. The Company recognizes that controls and procedures can provide only reasonable assurance of achieving the desired control objectives. Accordingly, the Company intends to continue to refine its internal control over financial reporting on an ongoing basis as it deems appropriate.

The Company instituted the changes noted above during its financial close process during the quarter ended March 31, 2006 to materially enhance its internal control over financial reporting of inventory, net revenues, cost of revenues and financial close process.

CHANGES IN CONTROL:
Except as described above, there has not been any change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, those controls.

PART II.    OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS

            Please refer to Footnote 8 of the Interim Financial Statements.

            ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                     OF PROCEEDS
                     None.

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                     None.

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
                     None.

            ITEM 5.  OTHER INFORMATION


            ITEM 6.  EXHIBITS

            31.1 Certification of Chief Executive Officer, pursuant to
                 Rule 13a-14. ***

            31.2 Certification of Chief Financial Officer, pursuant to
                 Rule 13a-14. ***

            32. Certification of Chief Executive Officer and the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

            *** Filed herewith

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

                                             TUTOGEN MEDICAL, INC.


Date: July 6, 2006                           /s/ Guy L. Mayer
                                             ---------------------------
                                             Chief Executive Officer


Date: July 6, 2006                           /s/ L. Robert Johnston, Jr.
                                             ---------------------------
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)