Form 10-Q
period 2006-03-31
TUTOGEN MEDICAL INC
filed 2006-07-06
CIK 816949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.c. 20549

                                    FORM 10-Q


(Mark One)

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934.

For the period ended March 31, 2006.

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

Large accelerated filer      Accelerated filer        Non-accelerated filer X
                        ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No X
                                    ---    ---

As of May 31, 2006 there were outstanding 16,083,135 shares of Tutogen Medical, Inc. Common Stock, par value $0.01.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.              Financial Information.                                 Page
                                                                             No.

           ITEM 1.   Financial Statements.

                     Unaudited - Condensed Consolidated Balance               1
                     Sheets - March 31, 2006 and September 30, 2005.

                     Unaudited - Condensed Consolidated Statements            2
                     of Operations for the three and six months ended
                     March 31, 2006 and 2005 (as restated).

                     Unaudited - Condensed Consolidated Statements of         3
                     Cash Flows for the six months ended
                     March 31, 2006 and 2005 (as restated).

                     Unaudited - Condensed Consolidated Statements of         4
                     Stockholders'Equity for the year ended September 30, 2005 and the six months ended March 31, 2006.

                     Notes to Condensed Consolidated Financial                5
                     Statements (unaudited).

           ITEM 2.   Management's Discussion and Analysis of Financial       15
                     Condition and Results of Operations.

           ITEM 3.   Quantitative Statements and Supplementary               20
                     Data.

           ITEM 4.   Controls and Procedures.                                20

PART II.

           ITEM 4.   Submission of Matters to a Vote of Security-            22
                     Holders

           ITEM 5.   Other Information                                       23

           ITEM 6.   Exhibits                                                23


SIGNATURES                                                                   23

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.


                             TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands)
                                           (unaudited)

                                                                     MARCH 31,           SEPTEMBER 30,
                                                                       2006                  2005
                                                                  -------------          -------------
ASSETS

Current Assets
  Cash and cash equivalents                                       $       2,305           $      3,562
  Restricted cash                                                           892                      -
  Accounts receivable - net of allowance for doubtful accounts
    of $506 in March 2006 and $462 in September 2005                      4,261                  3,473
  Inventories - net                                                      11,366                  9,554
  Deferred tax asset                                                      1,205                  1,149
  Other current assets                                                    1,002                    623
                                                                  -------------          -------------
           Total current assets                                          21,031                 18,361

Property, plant and equipment, net                                        9,505                  6,612

Deposits                                                                    386                      0

Deferred tax asset                                                        1,509                  1,232
                                                                  -------------          -------------

TOTAL ASSETS                                                      $      32,431          $      26,205
                                                                  =============          =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                $       1,543          $       1,365
  Accounts expenses                                                       2,778                  3,767
  Other current liabilities                                               1,752                  1,210
  Accrued commissions                                                     1,793                  1,765
  Short-term borrowing                                                    2,441                  1,048
  Current portion of deferred distribution fees                             975                    589
  Current portion of long-term debt                                         492                    184
                                                                  -------------          -------------
           Total current liabilities                                     11,774                  9,928

Noncurrent Liabilities
  Deferred distribution fees                                              2,919                  1,925
  Long-term debt                                                          3,358                    630
                                                                  -------------          -------------
TOTAL LIABILITIES                                                        18,051                 12,483


SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value, 30,000,000 authorized; 16,038,585
  and 15,932,960 shares issued and outstanding                              161                    159
Additional paid-in capital                                               36,900                 36,381
Accumulated other comprehensive income                                    1,874                  1,678
Accumulated deficit                                                     (24,555)               (24,496)
                                                                  -------------          -------------
           Total shareholders' equity                                    14,380                 13,722

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $      32,431          $      26,205
                                                                  =============          =============


See accompanying Notes to Condensed Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                   (unaudited)


                                                          THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                                           2006               2005             2006               2005
                                                          (as restated see Note 14)            (as restated see Note 14)

REVENUE                                                     $ 9,115            $ 7,554         $ 17,149             $ 14,627

COST OF REVENUE                                               4,111              4,691            7,526                8,983
                                                        ------------       ------------     ------------     ----------------

             Gross profit                                     5,004              2,863            9,623                5,644

OPERATING EXPENSES
         General and administrative                           1,498              1,289            3,074                2,431
         Distribution and marketing                           3,201              2,786            6,060                5,497
         Research and development                               443                452              870                  842
                                                        ------------       ------------     ------------     ----------------
                                                              5,142              4,527           10,004                8,770

OPERATING LOSS                                                 (138)            (1,664)            (381)              (3,126)

FOREIGN EXCHANGE (LOSS) GAIN                                   (146)               183              (28)                (397)
OTHER INCOME (EXPENSE)                                           (7)                24                9                   20
INTEREST INCOME (EXPENSE)                                       100                (16)              21                  (32)
                                                        ------------       ------------     ------------     ----------------
                                                                (53)               191                2                 (409)

LOSS BEFORE INCOME TAX BENEFIT                                 (191)            (1,473)            (379)              (3,535)

Income tax benefit                                             (213)              (344)            (320)                (492)
                                                        ------------       ------------     ------------     ----------------

NET INCOME (LOSS)                                             $  22           $ (1,129)          $  (59)            $ (3,043)
                                                        ============       ============     ============     ================

Comprehensive Income (Loss):
     Foreign currency translation gain (loss)                   399               (344)             196                  (58)
                                                        ------------       ------------     ------------     ----------------

COMPREHENSIVE INCOME (LOSS)                                   $ 421           $ (1,473)          $  137             $ (3,101)
                                                        ============       ============     ============     ================

AVERAGE SHARES OUTSTANDING FOR BASIC
     (LOSS) PER SHARE                                    15,972,871         15,915,960       15,961,542           15,915,960
                                                        ============       ============     ============     ================

BASIC EARNINGS (LOSS) PER SHARE                             $  0.00            $ (0.07)         $  0.00              $ (0.19)
                                                        ============       ============     ============     ================

AVERAGE SHARES OUTSTANDING FOR DILUTED
     INCOME (LOSS) PER SHARE                             16,538,916         15,915,960       15,961,542           15,915,960
                                                        ============       ============     ============     ================

DILUTED (LOSS) PER SHARE                                    $  0.00            $ (0.07)         $  0.00              $ (0.19)
                                                        ============       ============     ============     ================

See accompanying Notes to Consolidated Financial Statements

                              TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                            (unaudited)



                                                                      SIX MONTHS ENDED MARCH 31,
                                                                       2006               2005
                                                                      (as restated see Note 14)

Cash flows used in operating activities
Net loss                                                               $  (59)          $ (3,043)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                           257                382
  Amortization of deferred distribution fees revenue                     (271)              (326)
  Deferred income taxes                                                  (334)               115
  Provision for inventory write-downs                                     105               (492)
  Share-based compensation                                                235                  -
  Changes in assets and liabilities:
     Accounts receivable                                                 (787)               520
     Inventories                                                       (1,916)             2,094
     Other current assets                                                (379)               134
     Accounts payable                                                      (7)              (753)
     Accrued expenses                                                    (990)              (415)
     Other current liabilities                                            542               (400)
     Accrued commissions                                                   28                423
     Deferred distribution fees                                         1,650                  -
                                                                  ------------       ------------
        Net cash used in operating activities                          (1,926)            (1,761)

Cash flows used in investing activities
     Investment in a marketable security                                    -               (491)
     Change in restricted cash                                           (892)
     Deposits on purchases of property and equipment                     (386)                 -
     Purchase of property and equipment                                (2,964)              (617)
                                                                  ------------       ------------
        Net cash used in investing activities                          (4,242)            (1,108)

Cash flows from financing activities
     Issuance of common stock                                             286                  -
     Proceeds from long-term borrowings                                 3,120                  -
     Proceeds from short-term borrowings                                1,504                  -
     Repayment of short-term borrowings                                  (110)                 -
     Repayment of long-term debt                                          (85)               (67)
                                                                  ------------       ------------
        Net cash provided by (used in) financing activities             4,715                (67)


Effect of exchange rate changes on cash                                   196                424
                                                                  ------------       ------------

Net decrease in cash and cash equivalents                              (1,257)            (2,512)

Cash and cash equivalents at beginning of period                        3,562              5,063
                                                                  ------------       ------------

Cash and Equivalents at end of period                                 $ 2,305            $ 2,551
                                                                  ============       ============


------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
      Interest paid                                                     $ 147               $ 32
                                                                  ============       ============

      Income taxes paid                                                   $ -               $ 61
                                                                  ============       ============

See accompanying Notes to Condensed Consolidated Financial Statements


TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2006
(Unaudited)
(In Thousands, Except for Share Data)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Accumulated                                    Common
                                                  Common     Additional       Other                                       Shares
                                                   Stock       Paid-in    Comprehensive   Accumulated                   Issued and
                                                ($.01 par)     Capital     Income (1)       Deficit        Total        Outstanding

BALANCE, SEPTEMBER 30, 2005                           159       36,381          1,678       (24,496)       13,722      15,932,960
  Stock issued on exercise of options                   2          284              -             -           286         105,625
  Share-based compensation                                         235              -             -           235               -
  Net loss (as restated, see Note 13)                   -            -              -           (59)          (59)              -
  Foreign currency translation adjustment               -            -            196             -           196               -

BALANCE, March 31, 2006                             $ 161     $ 36,900        $ 1,874     $ (24,555)     $ 14,380      16,038,585



(1) Represents foreign currency translation adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006
                        (in thousands, except share data)


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

(2)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2006. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 2005.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R "SFAS No. 123R", Share-Based Payment, that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company began complying with SFAS No. 123R for the three months ended December 31, 2005. In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment ("SAB No. 107"), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. See footnote 4, "stock-based awards", regarding the impact of these pronouncements on the Company's financial statements.

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

(4)  STOCK-BASED AWARDS

     The Company maintains the 1996 Stock Option Plan (the "Plan") (4,000,000 shares authorized) under which incentive and nonqualified options have been granted to employees, directors and certain key affiliates. Under the Plan, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant. This plan remains in effect for all options issued during it's life.

     The Plan was superseded by the Tutogen Medical Inc. Incentive and Non-Statutory Stock Option Plan (the "New Plan") (1,000,000 shares authorized), adopted by the Board of Directors on December 5, 2005 and ratified by the shareholders on March 13, 2006. Under the New Plan, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant.

     Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123R which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123R requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. Under the provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award). As a result of adopting SFAS No. 123R, the Company's net loss before income taxes and net loss for the three and six months ended March 31, 2006 was $139 and $235, respectively, more than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Basic and diluted net loss per share for the three and six months ended March 31, 2006 was not affected by the adoption SFAS No. 123R. In addition, there was no tax effect related to the adoption of SFAS No. 123R due to the recording of a full valuation allowance against U.S. net deferred tax assets.

     The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and six months ended March 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123,") as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Since the adoption of SFAS No. 123R, there have been no changes to the Company's stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS No. 123R. During the quarter and six months ended March 31, 2006, the Company recognized compensation expense of $139 and $235, respectively relating to stock options granted during the three and six months ended March 31, 2006 in addition to the vesting of options outstanding as of October 1, 2005. All such expense was recognized within "General and administrative expense" in the Statement of Operations. There were no significant capitalized stock-based compensation costs at March 31, 2006.

     Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB 25 and also followed the disclosure requirements of SFAS No. 123. Under APB 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table sets forth the computation of basic and diluted loss per share for the three and six months ended March 31, 2005 and illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock plans:

                                                          Three Months Ended          Six Months Ended
                                                              March 31,                   March 31,
                                                                2005                        2005
                                                          ------------------          ----------------
     Net loss:                                                  $(1,129)                  $(3,043)

     Deduct:
     Total stock-based employee
     compensation expense determined under
     fair value based method, net of related tax effects             22                        31
                                                                -------                   -------

     Pro forma net loss                                         $(1,151)                  $(3,074)
                                                                =======                   =======

     Basic and diluted loss per share:
     As reported                                                 $(0.07)                   $(0.19)
     Pro forma using the fair value method                       $(0.07)                   $(0.19)

    The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:


              Expected Volatility                     54.3%       48.6%
              Risk-free interest rate (range)        4-4.1%      4-4.1%
              Expected term (in years)                 5.00        5.00


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

     Presented below is a summary of the status of the Company's stock options as of December 31, 2005, and related transactions for the quarter then ended:

                                                                              WEIGHTED
                                                                WEIGHTED      AVERAGE
                                                NUMBER OF        AVERAGE     REMAINING     AGGREGATE
                                                  COMMON        EXERCISE    CONTRACTUAL    INTRINSIC
           STOCK OPTIONS                       SHARES (000'S)     PRICE         LIFE          VALUE
                                               -----------------------------------------------------
      Outstanding at September 30, 2005                2,481     $ 2.64             5.1     $      -
      Granted                                             28       3.12            10.0            -
      Canceled
      Exercised                                          (18)      2.53               -            -
                                               -------------------------------------------------------
      Outstanding at December 31, 2005                 2,491     $ 2.65             5.3     $      -

      Granted                                             88       3.22            10.0            -
      Canceled                                            (6)      3.58
      Exercised                                          (88)      2.70               -            -
                                               -------------------------------------------------------
      Outstanding at March 31, 2006                    2,485     $ 2.66             4.9     $      -

      Vested or expected to vest                       2,236     $ 2.66             4.8     $      -

      Fully vested at March 31, 2006                   1,883     $ 2.49             2.1     $      -

     As of March 31, 2006, 239,178 stock options were available for grant. The weighted-average grant-date fair value of options granted during the six months ended March 31, 2006 and March 31, 2005 was $3.20 and $1.43, respectively. Cash received from option exercises for the six months ended March 31, 2006 and March 31, 2005, was $285 and $0 respectively.

     As of March 31, 2006, there was $445 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 1.2 years.

(5)  EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted Earnings (loss) per EPS for net income and net income available to common shareholders (in thousands, except per share amounts):


                                             Three Months Ended                      Three Months Ended
                                               March 31, 2006                          March 31, 2005
                                   -------------------------------------    -------------------------------------
                                     Income        Shares          Per        Income         Shares         Per
                                    Numerator    Denominator      Share      Numerator     Denominator     Share
                                   -----------  -------------    -------    -----------   -------------   -------
Net Income (loss)                   $     22                                 $  (1,129)
BASIC EPS:
Net income (loss)                   $     22        15,973        $0.00      $  (1,129)      15,916        $ 0.07
                                                                 =======                                  ========
Effect of dilutive
securities:
     Stock options                                     629                                        -
DILUTED EPS:
Net income (loss)
assumed conversions                 $     22        16,602         $0.00     $  (1,129)       15,916       $ 0.07
                                                                  =======                                 ========

     For the three months ended March 31, 2006, weighted average options to purchase 387,960 shares of common stock at exercise prices ranging from $3.62 to $11.00 per share were outstanding but were not included in the computation of the duluted EPS because the options werer antidilutive under the treasury stock method. A reconciliation of the numerators and denominators for the six months ended March 31, 2006 and March 31, 2005 has not been included as the Company incurred net losses during those respective periods.

(6)  INVENTORIES

     Major classes of inventory at March 31, 2006 and September 30, 2005 were as follows:


                                                                 March 31,     September 30,
                                                                   2006             2005
                                                              -------------    -------------
                  Raw materials                               $     2,377      $     1,753
                  Work in process                                   5,414            4,219
                  Finished goods                                    7,476            6,860
                                                              -----------      -----------
                                                                   15,267           12,832
                  Less reserves for obsolescence                    3,901            3,278
                                                              -----------      -----------

                                                              $    11,366      $     9,554
                                                              ===========      ===========

(7)  INCOME TAXES

     The Company has approximately $15,200 of federal net operating loss carryforwards expiring beginning in 2008 and state net operating loss carryforwards of approximately $14,700 that will begin to expire in September 2006.

     The Company has a corporate net operating loss carryforward for German income tax purposes of approximately $4,283 (3,546 Euros), and a trade net operation loss carryforward for German income tax purposes of approximately $1,828 (1,514 Euros), which can be carried forward indefinitely.

     The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of FASB Statement No. 109, Accounting for Income Taxes. As of March 31, 2006, the Company continues to maintain a full valuation allowance on the net deferred tax assets attributable to its domestic operations. The Company does not maintain a valuation allowance on its International deferred tax assets, because management believes it is more likely than not that these tax benefits will be realized through the generation of future International taxable income.

     The Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management's intent to indefinitely reinvest such earnings. Upon distribution of these earnings, the Company may be subject to U.S. income taxes and/or foreign withholding taxes.

(8)  LONG-TERM DEBT

     As of March 31, 2006, the Company has a $1,300 construction loan with a financing company which has provided funding for the expansion of its U.S. manufacturing facility. With the completion of the manufacturing facility in May 2006, the construction loan converted into a long-term capital lease. The Company will commence lease payments of $55 per month over 24 months. At the end of the term, the company has the option to purchase the property for a price determined by the company and the lessor or continue to extend the lease for additional time periods.

     On March 31, 2006, the Company refinanced a $1,800 construction loan which provided funding for the expansion of its German manufacturing facility. The loan has a term of six years and an interest rate of 5.15% which was fixed by an interest rate swap entered into on March 31, 2006 (See Note 9 for hedging activities). As of March 31, 2006, approximately $900 of the proceeds received in this financing were restricted for the purpose of funding the continued construction of the German manufacturing facility.

(9)  HEDGING ACTIVITIES

     The Company accounts for its hedging activities in accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities", as amended. SFAS No. 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income. The Company's policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. The Company does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company's interest rate swap agreement is based on dealer quotes. The fair value of the interest rate swap was approximately $0 on March 31, 2006.

(10) SEGMENT DATA

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

     A summary of the operations and assets by segment as of and for the three months ended March 31, 2006 and 2005, respectively are as follows:



                                                  THREE MONTHS - 2006

                                                  ---------------------------------------------
     SEGMENT DATA                                 INTERNATIONAL          US              TOTAL
                                                  ---------------------------------------------
     GROSS REVENUE                                $    3,742       $     5,973       $   9,715
     LESS: INTERCOMPANY                                 (600)                -            (600)
                                                  =============================================
     TOTAL REVENUE - THIRD PARTY                  $    3,142       $     5,973       $    9,115

     OPERATING LOSS                               $      (47)      $       (91)      $     (138)

     NET (LOSS) INCOME                            $       (5)      $        27       $       22

     TOTAL IDENTIFIABLE ASSETS                    $   17,589       $    14,842       $   32,431
                                                  ==============================================

                                                  THREE MONTHS - 2005

                                                  ---------------------------------------------
     SEGMENT DATA                                 INTERNATIONAL          US              TOTAL
                                                  ---------------------------------------------

     GROSS REVENUE                                $    4,285       $     4,728       $   9,013
     LESS: INTERCOMPANY                               (1,459)                -          (1,459)
                                                  =============================================


     TOTAL REVENUE - THIRD PARTY                  $    2,826       $     4,728       $    7,554

     OPERATING LOSS                               $     (668)      $      (996)      $   (1,664)

     NET LOSS                                     $     (477)      $      (652)      $   (1,129)

     TOTAL IDENTIFIABLE ASSETS                    $   17,455       $    12,286       $   29,741
                                                  ==============================================


                                                  SIX MONTHS - 2006

                                                  ---------------------------------------------
     SEGMENT DATA                                 INTERNATIONAL          US              TOTAL
                                                  ---------------------------------------------

     GROSS REVENUE                                $    7,558       $    11,382       $  18,940
     LESS: INTERCOMPANY                               (1,791)                -          (1,791)
                                                  =============================================
     TOTAL REVENUE - THIRD PARTY                  $    5,767       $    11,382       $   17,149

     OPERATING INCOME (LOSS)                      $      177       $      (558)      $     (381)

     NET INCOME (LOSS)                            $      137       $      (196)      $      (59)

     TOTAL IDENTIFIABLE ASSETS                    $   17,589       $    14,842       $   32,431
                                                  ==============================================


                                                  SIX MONTHS - 2005

                                                  ---------------------------------------------
     SEGMENT DATA                                 INTERNATIONAL          US              TOTAL
                                                  ---------------------------------------------

     GROSS REVENUE                                $    8,249       $     9,644       $  17,893
     LESS: INTERCOMPANY                               (3,266)                -          (3,266)
                                                  =============================================
     TOTAL REVENUE - THIRD PARTY                  $    4,983       $     9,644       $   14,627

     OPERATING LOSS                               $   (1,605)      $    (1,521)      $   (3,126)

     NET LOSS                                     $   (1,446)      $    (1,597)      $   (3,043)

     TOTAL IDENTIFIABLE ASSETS                    $   17,455       $    12,286       $   29,741
                                                  ==============================================

(11) LEGAL PROCEEDINGS

     In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany resulted in a reduction of the original proposed judgment received against the Company by $406. At March 31, 2006 and September 30, 2005, the Company maintained an accrual of $459 with respect to the remaining appeal and legal costs. Management believes that such accrual is sufficient and that the final settlement will not have a material impact on results of operations.

     On October 12, 2005, the Company issued a voluntary recall of all product units, which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,046 and notified all customers and distributors of record regarding this action. In connection with the recall, the Company wrote off $174 of inventory during 2005, and currently has reserved $872 for quarantined unprocessed tissue. Additionally, as of September 30, 2005, the Company had accrued $250 of related costs in connection with the recall. During the three months ended March 31, 2006, the Company recorded an adjustment of approximately $150 to reduce this accrual as a result of a change in management's estimate of other related costs. The effect of this adjustment was to reduce cost of revenue by approximately $150.

     In January 2006, the Company was named as one of several defendants in a class action suit related to the BioMedical recall. It is management's opinion that it is too early in the process to determine the effect of this class action on the financial condition of the Company. However, the Company intends to vigorously defend this matter and does not believe that settlement of this class action will have an adverse material effect on the Company's operations, cash flow or financial position.

     The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations.

(12) RELATED PARTY

     The Company has an exclusive license and distribution agreement with Zimmer Spine, a wholly owned subsidiary of Zimmer Holdings, Inc., whereby Zimmer Spine has been granted the right to act as the Company's exclusive distributor of bone tissue for spinal applications in the United States. For the quarters ended March 31, 2006 and 2005 product sales to Zimmer spine totaled $425 and $483, respectively, representing 4.7% and 6.4% respectively of our total revenues. For the six months ended March 31, 2006 and 2005 product sales to Zimmer spine totaled $799 and $1,533, respectively, representing 4.7% and 10.5% respectively of our total revenues. Accounts receivable from Zimmer Spine were $156 and $44 at March 31, 2006 and September 30, 2005 respectively.

     The Company has also engaged Zimmer Dental, a wholly owned subsidiary of Zimmer Holdings, Inc., to act as an exclusive distributor for the Company's bone tissue for dental applications in the United States and certain international markets. Under this distribution agreement, the Company sells directly to Zimmer Dental's customers. For the quarters ended March 31, 2006 and 2005, Zimmer Dental was paid commissions aggregating approximately $1,793 and $1,308, respectively. For the six months ended March 31, 2006 and 2005, Zimmer Dental was paid commissions aggregating approximately $3,358 and $2,502, respectively. Accounts payable to Zimmer Dental total $1,793 and $1,740 at March 31, 2006 and September 30, 2005, respectively.

     Zimmer CEP (formerly Centerpulse) USA Holding Co., a subsidiary of Zimmer Holdings, Inc., is a significant owner of the Company's outstanding shares of Common Stock.

(13) SUBSEQUENT EVENTS

     On March 10, 2006, Zimmer Holdings Inc. ("Zimmer") filed an amended
     Schedule 13 (d) expressing its intention to initiate discussions with the Company which could possibly include further investment by Zimmer in securities of the Company or the acquisition by Zimmer of some or all of the outstanding common stock of the Company.

     On June 28, 2006, the Company entered into a three year distribution agreement (with options to extend) with Mentor Corporation. Mentor has the exclusive North American rights for the use of Tutoplast Dermis in the dermatology and plastic surgery markets for breast reconstruction. The Company is currently evaluating the effect that this agreement will have on its financial statements.

     On June 30, 2006, the company issued a $3,000 convertible debenture and warrants to purchase up to 175,000 shares of its common stock. The debenture bears interest at 5.0% per year, is due upon the earlier of 12 months or upon a change of control of the Company and is convertible into common stock at a price of $5.15 per share at any time at the election of the holder. The warrants are exercisable at $5.15 per share at any time at the election of the shareholder until the earlier of the third anniversary of the date of issuance or upon a change in control of the Company.

     On June 30 2006, the Company announced the appointment of Dr. Karl Koschatzky as Managing Director of the Company's German subsidiary replacing Mr. Manfred Kruger. In connection with Mr. Kruger's separation from the Company, he will be paid 278,607 Euro plus benefits in twelve equal monthly payments of 23,217 Euro during the period from July 1, 2006 through June 30, 2007.

(14) RESTATEMENT

     As part of the financial review for the three and six months ended March 31, 2005, the Company became aware of misstatements in previously reported inventory and cost of revenue. The Company discovered that the misstatements were attributable to errors in the calculation of intercompany profit to be eliminated during the consolidation process for prior periods. While investigating the inventory errors, the Company also discovered other errors affecting the Company's deferred tax benefit, accrued expenses, general and administrative and distribution and marketing expenses for the fiscal year ended September 30, 2005. As a result, the Company has restated the accompanying condensed consolidated financial statements for the three and six months ended March 31, 2005 to correct these errors.


     The impact of this restatement on the accompanying consolidated financial statements is summarized below:


                                                                     As
                                                                  Previously                                 As
For the three months ended March 31, 2005                          Reported           Adjustments         Restated
                                                              --------------------------------------------------------
Cost of revenues                                               $      4,801        $          (110)      $   4,691
Gross profit                                                          2,753                    110           2,863
Operating loss                                                       (1,774)                   110          (1,664)
Net loss                                                             (1,239)                   110          (1,129)
Comprehensive loss                                                   (1,583)                   110          (1,473)

Basic and diluted loss per share                                      (0.08)                  (0.01)         (0.07)

                                                                     As
                                                                  Previously                                 As
For the six months Ended March 31, 2005                            Reported           Adjustments         Restated
                                                              --------------------------------------------------------

Cost of revenues                                               $      8,561        $           422       $   8,983
Gross profit                                                          6,066                   (422)          5,644
Operating loss                                                       (2,704)                  (422)         (3,126)
Net loss                                                             (2,621)                  (422)         (3,043)
Comprehensive loss                                                   (2,679)                  (422)         (3,101)
Basic and diluted loss per share                                      (0.16)                 (0.03)          (0.19)
Cash flows from operating activities
     Net loss                                                        (2,621)                  (422)         (3,043)
     Inventories                                                       1672                    422            2094

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

RESTATED FINANCIAL STATEMENTS
The accompanying management's discussion and analysis of the company's financial condition and results of operations included in this report reflects the impact of the restatement described in Note 14 to the unaudited condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "plan," "expect," "anticipate," "estimate," and similar words, although some forward-looking statements are expressed differently. Actual results could differ significantly from those discussed herein. Some of the matters described in the "Risk Factors" and "Description of Business" sections of its Form 10-K and other reports filed with the Securities and Exchange Commission, constitute cautionary statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. The following discussion of our results of operations should be read in conjunction with the Financial Statements and Notes included in Part I. "Financial Information".

BUSINESS
Dental sales continue to grow. For spine sales, management believes that the second half of fiscal year 2006 will improve as Zimmer has commenced purchases for new products. The Company will be entering the important hernia repair market with Davol as the Company's distribution partner the second half of the fiscal 2006 year. The expansion of the US facility will be completed during the third quarter. We expect gross margins to continue to improve by fiscal year end 2006 as a result of continued efficiencies.

Europe continues to grow at double-digit growth patterns. In conjunction with this, the Company is also expanding the physical plant in Neunkirchen, Germany in order to fully support the growing and important international segment.

The Company's ability to generate positive operational cash flow is dependent upon increasing revenues supported by increased tissue procurement, controlling costs and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in these areas, there can be no assurances.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues for the three months ended March 31, 2006, increased 21% to $9,115 from $7,554 for the same period in 2005. The U.S. operation had an 26% increase in revenues to $5,973 for the three months ended March 31, 2006 compared to $4,728 for the same period last year. This increase was fueled primarily by the continued increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental, the Company's marketing partner. The dental business in the U.S. increased 40% from the three-month period a year ago. The International operation had an increase of 11% in revenue from $2,826 to $3,142 for the three-month periods ended March 31, 2005 and 2006, respectively. The increase in International revenue was primarily due to increased sales in Germany and France through direct sales force efforts and as certain regulatory provisions which have been cleared. An analysis of revenues by major business segment is as follows:

                                           Three          Three
                                           Months         Months
        (000'S OMITTED)                   03/31/06       03/31/05
                                       --------------------------

        Spine                             $   425        $   483
        Dental                              4,338          3,102
        Surgical Specialties                1,210          1,143
                                       --------------------------
          Total - U.S.                    $ 5,973        $ 4,728

        Germany                           $   780        $   579
        France                                560            212
        ROW                                 1,675          1,884
        Other                                 127            151
                                       --------------------------
          Total - International           $ 3,142        $ 2,826

            Total Consolidated            $ 9,115        $ 7,554
                                       ==========================

Gross margin for the three months ended March 31, 2006 was 55% as compared to 38% for the comparable period last year. The higher gross margin was due to greater efficiencies in the U.S. operations as manufacturing capabilities have come on line.

General and administrative expenses increased 16% for the three months ended March 31, 2006 over the comparable period last year. The increase from prior year quarter to this quarter was primarily due to increased costs of $139 associated with stock option expenses, and costs related to new personnel. General and Administrative expenses were 16 % and 17% of total revenues for both the three months ended March 31, 2006 and 2005, respectively.

Distribution and marketing expenses increased 15% for the three months ended March 31, 2006 over the comparable period last year. The increase was primarily due to higher marketing fees paid to Zimmer Dental of $1,798 versus $1,416 a year ago as a result of the 40% increase in dental revenues in the U.S. As a percentage of revenues, distribution and marketing expenses were 35% and 37% for the three months ended 2006 and 2005, respectively.

Research and development expenses remained at similar levels for the three months ended March 31, 2006, over the comparable period last year. As a percentage of revenues, research and development expenses decreased from 6% for quarter ended March 31, 2005 to 5% for the quarter ended March 31, 2006.

The Company had a foreign exchange loss for the quarter of $146. This was the result of a higher volume inter-company transactions between the U.S. subsidiary and the foreign subsidiary and the currency fluctuations of the dollar during this quarter versus the euro during this quarter last year.

Interest expense decreased $116 for the three months ended March 31, 2006 compared to the prior period last year. The decrease in interest expense is primarily associated with the capitalization of interest related to the debt facilities to fund the expansion of the manufacturing facilities in the U.S. and Germany.

As a result of the above, net income for the three months ended March 31, 2006 totaled $22 or $0.00 basic and diluted loss per share as compared to a net loss of $1,129 or $0.07 basic and diluted loss per share for the comparable period in 2005. The net loss decreased due to increased sales and improved gross margins.

Six months ended March 31, 2006 and 2005

Revenues for the six months ended March 31, 2006, increased 17% to $17,149 from $14,627 for the same period in 2005. The U.S. operation had an 18% increase in revenues from $9,644 for the three months ended March 31, 2005 to $11,382 for the current six-month period. This increase was fueled by the continuing increase in the demand for the Company's Tutoplast(R) bone products for dental applications sold by Zimmer Dental, the Company's marketing partner. The dental business in the U.S. increased 44% from the six-month period a year ago. The spine revenues continue to be impacted by the high inventory levels at the Company's marketing partner, Zimmer Spine. The International operation had an increase of 16% from $4,983 for the six-months ended March 31, 2005 to $5,767 for the six-month period ended March 31, 2006. The increase in International revenue was primarily due to increased sales in Germany and France through direct sales force efforts and as certain regulatory provisions have been cleared. An analysis of revenues for the six months ended March 31, 2006 by major business segment is as follows:

                                              Six           Six
                                             Months        Months
        (000's omitted)                     03/31/06      03/31/05
                                         --------------------------

        Spine                               $    799      $  1,533
        Dental                                 8,223         5,701
        Surgical Specialties                   2,360         2,410
                                         --------------------------
          Total - U.S.                      $ 11,382      $  9,644

        Germany                             $  1,575      $    899
        France                                   834           627
        ROW                                    3,105         3,157
        Other                                    253           300
                                         --------------------------
          Total - International             $  5,767      $  4,983

            Total Consolidated              $ 17,149      $ 14,627
                                         ==========================

Gross margin for the six months ended March 31, 2006 was 56% as compared to 39% for the comparable period last year. The higher gross margin was due to greater efficiencies in the U.S. operations as manufacturing capabilities have come on line.

General and administrative expenses increased 26% for the six months ended March 31, 2006 over the comparable period last year. The increase for the six-month period was primarily due to the increased costs of $235 associated with stock option expenses, additional costs related to Sarbanes Oxley and personnel costs. As a percentage of revenues general and administrative expenses were 18% and 17% for the six months ended 2006 and 2005, respectively.

Distribution and marketing expenses increased 10% for the six months ended March 31, 2006 over the comparable period last year. The increase was primarily due to higher distribution fees paid to Zimmer Dental of $3,347 versus $2,668 a year ago as a result of the 44% increase in dental revenues in the U.S. As a percentage of revenues, distribution and marketing expenses were 35% and 38% for the six months ended 2006 and 2005, respectively.

Research and development expenses remained at similar levels for the six months ended March 31, 2006 as compared to the comparable period last year. As a percentage of revenues, research and development expenses decreased from 6% for the six-months ended March 31, 2006 to 5% for the six months ended 2006.

The Company had a foreign exchange loss for the six-month period of $28. This was the result of a higher volume of inter-company transactions between the U.S. subsidiary and the foreign subsidiary and the currency fluctuations of the dollar versus the Euro during this period in 2005.

Interest expense decreased $53 for the six months ended March 31, 2006 compared to the same period last year. The decrease in interest expense is primarily associated with the capitalization of interest related to the debt facilities to fund the expansion of the manufacturing facilities in the U.S. and Germany.

As a result of the above, the net loss for the six months ended March 31, 2006 totaled $59 or $0.00 basic and diluted loss per share as compared to a net loss of $3,043 or $0.19 basic and diluted loss per share for the comparable period in 2005. The decrease in net loss is associated with increased sales and improved gross margins.

Inventory

Net Inventory increased 19%, from $9,555 at last fiscal year-end to $11,366 at March 31, 2006. Raw material levels increased 21% due to increased sales and purchase orders. Similarly, work-in-process ("WIP") is up 28%. Finished goods levels are up 9%.

Critical Accounting Policies

         The Company's significant accounting policies are more fully described in Note 2 to the condensed consolidated financial statements in the annual report. However, certain of the accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

         Inventories. Inventories are valued at the lower of cost (weighted average basis) or market. Work in process and finished goods include costs attributable to direct labor and overhead. Reserves for slow moving and obsolete inventories are provided based on historical experience, current product demand and the remaining shelf life. The adequacy of these reserves is evaluated quarterly.

         Revenue Recognition and Accounts Receivable. Revenue on product sales is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price. Title transfers at the time of shipment. Customers are provided with a limited right of return. Revenue is recognized at shipment. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and allowances for doubtful accounts is based on significant historical experience. Revenue from service sales is recognized when the service procedures have been completed or applicable milestones have been achieved. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized ratably over the life of the contract.

         Foreign Currency Translation. The functional currency of the Company's German subsidiary is the Euro for the years 2006 and 2005. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate ("spot rate") while revenues and expenses are translated at the average exchange rate for the period. The resulting translation adjustments, representing unrealized, non-cash losses or gains are made directly to comprehensive income. Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in net income as they occur. The Company recognized a foreign currency translation loss of $146 for the quarter ended March 31, 2006 as compared to a gain of $183 for the quarter ended March 31, 2005. The Company recognized a foreign currency translation loss of $29 for the six months ending March 31, 2006 versus a loss of $397 for the six months ended March 31, 2005.

         Valuation Of Deferred Tax Asset. We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be recognized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine we would be able to realize our deferred tax assets in the future, it is more likely than not, that an adjustment would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made and charged to income in the period of such determination.

Liquidity and Capital Resources

At March 31, 2006, the Company has working capital of $9,257 as compared to $8,434 at September 30, 2005. The Company maintains current working capital credit lines totaling 1,500 euros (approximately $1,800) with two German banks and a $1,500 credit line with a U.S. bank. At March 31, 2006, the Company had outstanding $900 on the credit lines in Germany and $1,500 outstanding on the U.S. credit line to support ongoing working capital initiatives.

The Company had a negative cash flow from operations of $2,311 for the six months ended March 31, 2006 as compared to a negative cash flow from operations of $1,761 for the same period in 2005. The primary reasons for the increased cash utilized for operating activities in 2006 was due mainly to increased inventory purchase, offset somewhat by the receipt of a deferred distribution payment and a reduced net loss for the six-month period. Cash flows used in investing activities increased to $4,242 as the company continued to expand its manufacturing facilities in the U.S. and Germany. The increase in investing activities has been financed by interim construction facilities of $1,300 and $1,800 in the U.S. and Germany, respectively. The Company's ability to generate positive operational cash flow is dependent upon increased revenues supported by increased tissue procurement, controlling costs and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in these areas, there can be no assurances.

Future minimum rental payments required under Company's leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2006 are as follows:


              2006                           $      562
              2007                                  995
              2008                                  755
              2009                                  388
              2010                                   65
                                             ----------

                                             $    2,765
                                             ==========

Long-term debt consists of senior debt construction loans. Future minimum payments as of March 31, 2006 are as follows: (1)


              2006                           $      565
              2007                                1,143
              2008                                  690
              2009                                1,452
                                             ----------
                                             $    3,850

              Less current portion                  492
                                             ----------
                                             $    3,358
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

Item 4.  CONTROLS AND PROCEDURES


Disclosure Controls and Procedures

As part of the financial review for the three and six months ended March 31, 2006 under the direction of the Company's chief executive officer and new chief financial officer, the Company conducted an analysis of the Company's inventory on hand as of prior reporting periods, its policies and procdures over certain journal entries recorded in the financial close process, and the effectiveness of the design and operation of the Company's disclosure controls and procedures, (as defined in Rule 13(a) - 15(e) under the 34 Act). The evaluation led the Company to conclude that as of September 30, 2005, the Company's controls and procedures relating to the calculation of intercompany profit and certain journal entries recorded in the financial close process were deficient, resulting in a material weakness in internal control over financial reporting. Accordingly, the Company concluded that as of September 30, 2005 and December 31, 2005 the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.

As a result, the Company has restated the financial statements for prior periods. (See Note 13 to the accompanying unaudited interim condensed Consolidated Financial Statements.)

A material weakness in internal control is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. For the quarter ended March 31, 2006, the Company has subsequently taken steps to remediate this material weakness including designing and implementing a more effective and precise analytic model for calculating intercompany profit. Additionally, the Company has developed a system for assuring the accuracy of this model. This system includes an enhanced reporting process for determining actual costs and transfer prices used in the calculation of intercompany profit to be eliminated during the consolidation process. Also, the Company has designed and documented new policies and procedures to strengthen its controls over certain journal entries recorded in its financial close process.

Management believes that these subsequent changes in the design of internal controls have strengthened the Company's disclosure controls and procedures, as well as its internal control over financial reporting, and have remediated the material weakness that the Company identified in its internal control over financial reporting as of September 30, 2005 and December 31, 2005. The Company has discussed this material weakness and its remediation program with its Audit Committee. The Company recognizes that controls and procedures can provide only reasonable assurance of achieving the desired control objectives. Accordingly, the Company intends to continue to refine its internal control over financial reporting on an ongoing basis as it deems appropriate.

The Company instituted the changes noted above during its financial close process during the quarter ended March 31, 2006 to materially enhance its internal control over financial reporting of inventory, net revenues and cost of revenues.

Changes in Control:

Except as described above, there has not been any change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

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

                                                                                        Broker
                                                     Voted             Votes            Non-Votes
         Name                       Voted For        Against           Withheld         and Abstentions
         ----                       ---------        -------           --------         ---------------

         G. Russell Cleveland       11,730,141       0                 611,988                   0
         Roy D. Crowninshield       12,088,562       0                 253,567                   0
         Neal Freeman               12,074,904       0                 267,225                   0
         J. Harold Helderman        12,067,131       0                 274,998                   0
         Udo Henseler               12,085,914       0                 256,215                   0
         Guy L. Mayer               12,088,081       0                 254,048                   0
         Adrian J. R. Smith         12,082,066       0                 260,063                   0
         Carlton E. Turner          12,080,879       0                 261,250                   0

         (b) Adopt an Incentive and Non-Statutory Stock Option Plan covering 1,000,000 shares of the Company's Common Stock

                     Voted For:                8,007,221
                     Voted Against:            794,348
                     Votes Abstained:          85,889
                     Broker Non-Votes          3,454,671

         (c) Ratification of the appointment of Deloitte and Touche L.L.P. as independent auditors of the Company for the fiscal year ending September 30, 2006.

                     Voted For:                12,305,091
                     Voted Against:            21,240
                     Votes Abstained:          15,798

            ITEM 5.  OTHER INFORMATION

            The Company filed three reports on Form 8-K during the quarter ended March 31, 2006.


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

                                             TUTOGEN MEDICAL, INC.


Date: July 6, 2006                           /s/ Guy L. Mayer
                                             --------------------------------
                                             Chief Executive Officer


Date: July 6, 2006                           /s/ L. Robert Johnston, Jr.
                                             --------------------------------
                                             Chief Financial Officer
                                             (Principal Financial
                                             and Accounting Officer)