Form 10-Q
period 2006-12-31
TUTOGEN MEDICAL INC
filed 2007-02-14
CIK 816949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                     For the period ended December 31, 2006.

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

        13709 Progress Boulevard, Box 19, Alachua, Florida 32615
        (Address of Principal Executive Offices)

        Registrant's telephone number, including area code (386) 462-0402


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

As of December 31, 2006 there were 16,540,885 shares outstanding of the issuer's Common Stock, par value $.01 per share.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

PART I.                                                                    Page
                                                                            No.

            ITEM 1.    Financial Statements.

                       Unaudited - Condensed Consolidated
                       Balance Sheets - December 31, 2006 and
                       September 30, 2006.                                    1

                       Unaudited - Condensed Consolidated
                       Statements of Income (Loss) and
                       Comprehensive Income (Loss) for the three months
                       ended December 31, 2006 and 2005.                      2

                       Unaudited - Condensed Consolidated
                       Statements of Cash Flows for the three
                       months ended December 31, 2006 and 2005.               3

                       Unaudited - Condensed Consolidated
                       Statement of Shareholders' Equity for
                       the three months ended December 31, 2006.              4

                       Unaudited - Notes to Condensed Consolidated
                       Financial Statements.                                  5

            ITEM 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                  13

            ITEM 3.    Quantitative Statements and Supplementary Data.       19

            ITEM 4.    Controls and Procedures.                              19

PART II.

            ITEM 1.    Legal Proceedings                                     20

            ITEM 2.    Unregistered Sales of Equity Securities and
                       Use of Proceeds                                       20

            ITEM 3.    Defaults Upon Senior Securities                       20

            ITEM 4.    Submission of Matters to a Vote of Security-
                       Holders                                               20

            ITEM 5.    Other Information                                     20

            ITEM 6.    Exhibits                                              20

SIGNATURES                                                                   21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                        2006           2006
                                                                      --------       --------
ASSETS

Current Assets
    Cash and cash equivalents                                         $  3,829       $  3,463
    Accounts receivable - net of allowance for doubtful accounts
         of $578 in December 2006 and $483 in September 2006             5,493          6,202
    Inventories - net                                                   14,967         12,678
    Deferred  tax asset, net                                               448            471
    Other current assets                                                   962          1,436
                                                                      --------       --------
                 Total current assets                                   25,699         24,250

Property, plant and equipment, net                                      13,999         12,940

Other assets                                                               403            424

Deferred tax asset, net                                                  1,323          1,303
                                                                      --------       --------

TOTAL ASSETS                                                          $ 41,424       $ 38,917
                                                                      ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                                  $  2,335       $  1,346
    Accrued expenses and other current liabilities                       3,398          4,314
    Accrued commissions                                                  2,165          1,918
    Short-term borrowings                                                6,459          5,783
    Current portion of deferred distribution fees                        1,640          1,577
    Current portion of long-term debt                                    1,217          1,097
                                                                      --------       --------
                 Total current liabilities                              17,214         16,035

Noncurrent Liabilities
    Noncurrent deferred distribution fees and other
     noncurrent liabilities                                              3,456          3,988
    Long-term debt                                                       3,527          3,673
                                                                      --------       --------
TOTAL LIABILITIES                                                       24,197         23,696

Shareholders' Equity:
    Common stock, $0.01 par value, 30,000,000 shares authorized;
     16,540,885 and 16,197,235 shares issued and outstanding               166            162
    Additional paid-in capital                                          38,990         37,751
    Accumulated other comprehensive income                               2,795          2,393
    Accumulated deficit                                                (24,724)       (25,085)
                                                                      --------       --------
                 Total shareholders' equity                             17,227         15,221
                                                                      --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 41,424       $ 38,917
                                                                      ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements.



                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                               THREE MONTHS ENDED DECEMBER 31,
                                               -------------------------------
                                                     2006              2005
                                               ------------       ------------
REVENUE                                        $     11,463       $      8,034

COST OF REVENUE                                       4,421              3,329
                                               ------------       ------------

             Gross profit                             7,042              4,705

OPERATING EXPENSES
         General and administrative                   2,362              1,662
         Distribution and marketing                   3,441              2,859
         Research and development                       527                427
                                               ------------       ------------
                                                      6,330              4,948
                                               ------------       ------------

OPERATING INCOME (LOSS)                                 712               (243)

FOREIGN EXCHANGE (LOSS) GAIN                            (38)               119
OTHER INCOME                                             34                 15
INTEREST EXPENSE                                       (274)               (78)
                                               ------------       ------------
                                                       (278)                56
                                               ------------       ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE                 434               (187)


Income tax expense (benefit)                             73               (106)
                                               ------------       ------------

NET INCOME (LOSS)                              $        361       $        (81)
                                               ============       ============

Comprehensive Income (Loss):
     Foreign currency translation adjustments           402               (203)
                                               ------------       ------------

COMPREHENSIVE INCOME (LOSS)                    $        763       $       (284)
                                               ============       ============

AVERAGE SHARES OUTSTANDING FOR BASIC
     EARNINGS (LOSS) PER SHARE                   16,390,100         15,945,243
                                               ============       ============

BASIC EARNINGS (LOSS) PER SHARE                $       0.02       $      (0.01)

AVERAGE SHARES OUTSTANDING FOR DILUTED
     EARNINGS (LOSS) PER SHARE                   18,025,289         15,945,243
                                               ============       ============

DILUTED EARNINGS (LOSS) PER SHARE              $       0.02       $      (0.01)


See accompanying Notes to Condensed Consolidated Financial Statements.


                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             -------------------------------
                                                                 2006              2005
                                                             ------------       ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                            $        361       $        (81)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                       368                172
  Amortization of deferred distribution fees revenue                 (384)              (139)
  Amortization of debt discount                                        69                  0
  Reserve for bad debt                                                 83                  0
  Deferred income taxes                                                73               (173)
  Provision for inventory write-downs                                 171                 10
  Share-based compensation                                            414                 96
  Changes in assets and liabilities:
     Accounts receivable                                              715               (303)
     Inventories                                                   (2,228)            (1,364)
     Other assets                                                     470                 (4)
     Accounts payable and other accrued expenses                     (276)               (52)
     Accrued commissions                                              247                363
                                                             ------------       ------------
        Net cash provided by (used in) operating activities            83             (1,475)

CASH FLOWS USED IN INVESTING ACTIVITIES
     Purchase of property and equipment                              (950)              (554)
                                                             ------------       ------------
        Net cash used in investing activities                        (950)              (554)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
    Issuance of common stock                                          829                 44
    Proceeds from long-term borrowings                                  0                (37)
    Proceeds from short-term borrowings                               714                406
    Repayment of short-term borrowings                               (166)                 0
    Repayment of long-term debt                                      (133)                 0
                                                             ------------       ------------
         Net cash provided by financing activities                  1,244                413


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS          (11)              (112)
                                                             ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  366             (1,728)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    3,463              3,562
                                                             ------------       ------------

CASH AND EQUIVALENTS AT END OF PERIOD                        $      3,829       $      1,834
                                                             ============       ============

--------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid                                          $        154       $         41
                                                             ============       ============

      Income taxes paid                                      $          8       $          0
                                                             ============       ============


See accompanying Notes to Condensed Consolidated Financial Statements.




                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      THREE MONTHS ENDED DECEMBER 31, 2006
                                   (Unaudited)

                      (In Thousands, Except for Share Data)

                                                                       ACCUMULATED                                      COMMON
                                            COMMON       ADDITIONAL       OTHER                                         SHARES
                                             STOCK        PAID-IN     COMPREHENSIVE   ACCUMULATED                     ISSUED AND
                                          ($.01 PAR)      CAPITAL         INCOME        DEFICIT          TOTAL        OUTSTANDING
                                          ----------     ----------     ----------     ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2006              $      162     $   37,751     $    2,393     $  (25,085)     $   15,221      16,197,235
 Stock issued on exercise of options              4            825              0              0             829         343,650
 Share-based compensation                         0            414              0              0             414               0
 Net income                                       0              0              0            361             361               0
 Foreign currency translation adjustment          0              0            402              0             402               0
                                         ----------     ----------     ----------     ----------      ----------      ----------

BALANCE, DECEMBER 31, 2006               $      166     $   38,990     $    2,795     $  (24,724)     $   17,227      16,540,885
                                         ==========     ==========     ==========     ==========      ==========      ==========


See accompanying Notes to Condensed Consolidated Financial Statements.

                     TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2007. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Certain reclassifications have been made to the prior financial statements to conform to the current presentation, including reclassing certain insurance premium costs previously expensed in cost of revenue to general and administrative expenses, and splitting out the previous balance sheet line item accounts payable and other accrued expenses into separate line items of accounts payable and accrued expenses and other current liabilities.

3. NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS. This statement replaces APB Opinion 20, ACCOUNTING CHANGES, and SFAS 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. This statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. This statement also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Previously, APB Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company's financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48 ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements.

FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has not yet determined the impact this pronouncement will have on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States ("GAAP"), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--An Amendment of SFAS Nos. 87, 88, 106 and 132(R). This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS. SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. Management does not believe the adoption of this standard will have a material impact on the Company's financial statements.

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

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the quarter ended December 31, 2006 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE. Since the adoption of SFAS No. 123R, there have been no changes to the Company's stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS No. 123R. During the quarter ended December 31, 2006, the Company recognized compensation expense of $414 relating to stock options granted during the quarter, in addition to the vesting of options outstanding as of October 1, 2005. All such expense was recognized within "General and administrative expense" in the Statement of Operations. There were no significant capitalized stock-based compensation costs at December 31, 2006.

Prior to October 1, 2005, the Company accounted for stock-based compensation in accordance with APB No. 25 and also followed the disclosure requirements of SFAS No. 123. Under APB No. 25, the Company accounted for stock-based awards to employees and directors using the intrinsic value method as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's Statement of Operations because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                     December 31, 2006   December 31, 2005
                                     -----------------  ------------------

   Expected Volatility                     52.13%              48.6%
   Risk-free interest rate (range)     3.6 - 3.7%         4.0 - 4.1%
   Expected term (in years)                    5                  5


EXPECTED VOLATILITY. The Company's methodology for computing the expected volatility is based on the Company's historical volatility, taking into account the expected term of the option.

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

Presented below is a summary of the status of the Company's stock options as of December 31, 2006, and related transactions for the quarter then ended:

                                                                              WEIGHTED
                                             NUMBER OF         WEIGHTED       AVERAGE
                                              COMMON           AVERAGE       REMAINING
                                              SHARES           EXERCISE     CONTRACTURAL
            STOCK OPTIONS                     (000's)           PRICE           LIFE
                                            ----------         --------     ------------
   Outstanding at September 30, 2005           2,481           $   2.64          5.1
   Granted                                       125               3.34         10.0
   Canceled                                     (103)              3.84           --
   Exercised                                    (264)              2.45           --
                                            --------------------------------------------
   Outstanding at September 30, 2006           2,239           $   2.65          5.3

   Granted                                       423               3.22         10.0
   Canceled                                       (6)              3.58           --
   Exercised                                    (344)              2.70           --
                                            --------------------------------------------
   Outstanding at December 31, 2006            2,312            $  3.27          4.9

   Vested or expected to vest                  2,080            $  3.27          4.2

   Fully vested at December 31, 2006           1,558            $  2.79          2.0


As of December 31, 2006, 560,000 stock options were available for grant under the New Plan.

The following table provides information about stock options outstanding at December 31, 2006:

                              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                     --------------------------------------   -------------------------
                                       WEIGHTED
                                       AVERAGE
                                      REMAINING    WEIGHTED                   WEIGHTED-
                         NUMBER      CONTRACTUAL    AVERAGE       NUMBER       AVERAGE
   RANGE OF           OUTSTANDING        LIFE      EXERCISE    EXERCISABLE    EXERCISE
   EXERCISE PRICE    AS OF 12/31/06   (IN YEARS)     PRICE    AS OF 12/31/06    PRICE
   ---------------   -------------   -----------   --------   -------------   ---------
   $0.94 to $1.25        284,600          2.7        0.95         284,600        0.95
   $1.56 to $2.22        308,568          1.7        1.69         301,068        1.68
   $2.28 to $3.62        955,450          6.6        2.84         630,450        2.89
   $3.95 to $5.98        340,200          5.4        4.42         245,950        4.48
   $6.01 to $7.82        422,900          8.7        6.03         115,650        6.09
   Total               2,311,718          5.7        3.27       1,577,718        2.79


As of December 31, 2006, there was $1,118 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 2.05 years. For the quarter ended December 31, 2006 and 2005, the total fair market value of shares vested was $355 and $57, respectively. The weighted average fair value of options granted during the quarter ending December 31, 2006 and 2005 was $3.06 and $1.51, respectively. The aggregate intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $1,225 and $15, respectively. The aggregate intrinsic value of options outstanding for the three months ended December 31, 2006 and 2005 was $9,153 and $822, respectively. The aggregate intrinsic value of exercisable options outstanding for the three months ended December 31, 2006 and 2005 was $7,005 and $901, respectively.

5. INVENTORIES

Major classes of inventory at December 31, 2006 and September 30, 2006 were as follows:



                                        December 31, 2006  September 30, 2006
                                        -----------------  ------------------
                   Raw materials        $           2,695  $            2,017
                   Work in process                  7,043               5,811
                   Finished goods                   5,229               4,850
                                        -----------------  ------------------
                                        $          14,967  $           12,678
                                        =================  ==================

The increase in inventory from September 30, 2006 to December 31, 2006 was primarily due to increased inventories associated with the recent introduction of new spine products to meet increasing purchase orders.

6. INCOME TAXES

As of December 31, 2006, the Company has approximately $11,881 of federal net operating loss carry forwards expiring beginning in 2008, a $29 AMT credit carry forward, and a $21 credit on research and development that will expire in 2013 if unused. The Company also has state net operating loss carry forwards of approximately $11,384 that will begin to expire in 2007.

As of December 31, 2006 the Company has a corporate net operating loss carry forward for German income tax purposes of approximately $4,196 (3,178 Euros), and a trade net operation loss carry forward for German income tax purposes of approximately $2,123 (1,608 Euros), which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of SFAS No. 109, ACCOUNTING FOR INCOME TAXES. As of December 31, 2006, the Company has recorded a valuation allowance on deferred tax assets related to its U.S. operations. The Company does not maintain a valuation allowance on its international deferred tax assets, because management believes it is more likely than not that these tax benefits will be realized through the generation of future international taxable income.

Historically, the Company has not recorded deferred income taxes on the undistributed earnings of its foreign subsidiaries because it is management's intent to indefinitely reinvest such earnings. During the 2006 fiscal year, the Company reduced certain intercompany accounts, requiring the utilization of some undistributed earnings of its German subsidiary. The resulting tax was absorbed by the utilization of net operating loss carryforwards.

Going forward, the Company does not intend to record deferred income taxes on future undistributed earnings of its foreign subsidiaries because it is management's intent to indefinitely reinvest such earnings. Upon distribution of these earnings, the Company may be subject to U.S. income taxes and/or foreign withholding taxes.

7. SEVERANCE COSTS

During the year ended September 30, 2006, the Company accrued compensation expense of $437 for severance costs upon the termination of the Managing Director of the Company's German subsidiary. These costs are a component of general and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended September 30, 2006, and the accrual for these costs is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. These severance costs are being paid in twelve monthly equal payments during the period from July 1, 2006 through June 30, 2007. As of September 30, 2006 and December 31, 2006, the remaining accrual is $334 and $236, respectively.

8. REVOLVING CREDIT ARRANGEMENTS AND SHORT TERM BORROWINGS

Under the terms of revolving credit facilities with two German banks, the Company may borrow up to 1,500 Euros (1,000 Euros and 500 Euros, respectively) or approximately $2,000 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 8.05% to 9.5%. At December 31, 2006 the Company had outstanding borrowings of 1,400 Euros or $1,800. At September 30, 2006, the Company had 819 Euros or $1,039 outstanding borrowings under the revolving credit agreements. The 500 Euro revolving credit facility is secured by accounts receivable of the German subsidiary. The 1,000 Euro revolving credit facility is secured by a mortgage on the Company's German facility and a guarantee up to 4,000 Euros ($5,280) by the parent Company.

In November 2005, the Company entered into a revolving credit facility in the U.S. for up to $1,500, expiring on November 18, 2007. At December 31, 2006, the interest rate on this credit facility was 8.3%. At December 31, 2006, the Company had outstanding $1,500 on this credit facility to fund working capital needs. At September 30, 2006, the Company had $1,500 outstanding under this revolving credit facility. The U.S. accounts receivable and inventory assets collateralize the borrowing under the revolving credit facility. The Company is required to maintain a maximum senior debt to tangible net worth ratio of 2.0 to
1.0. As of December 31, 2006, the Company was in compliance with this covenant. In addition, the Company maintains a lock box arrangement with the bank.

On June 30, 2006, the Company issued a $3,000 convertible debenture with detachable warrants to purchase up to 175,000 shares of its common stock. The debenture bears interest at 5.0% per year, is due upon the earlier of August 1, 2007 or upon a change of control of the Company and is convertible into common stock at a price of $5.15 per share at any time at the election of the holder. The warrants are exercisable at $5.15 per share at any time at the election of the shareholder until the earlier of the third anniversary of the date of issuance or upon a change in control of the Company. The convertible debt is included in short-term borrowings on the Condensed Consolidated Balance Sheet at December 31, 2006. As of December 31, 2006, the Company was in compliance with the terms and conditions of the convertible debenture.

The relative fair value of the detachable warrants at inception of the convertible debenture agreement was $275 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 53.5%, (3) risk free interest of 5.13% and dividend yield of 0%. The proceeds of the convertible debenture were allocated to debt and warrants based on their relative fair values. The relative fair value of the warrants was recorded to additional paid-in capital and resulted in a discount on the convertible debenture which will be amortized from debt discount to interest expense over the one-year term of the debenture. The remaining unamortized balance of the warrants as of December 31, 2006 is $103. The convertible debenture balance of $2,862 and $2,725 as of December 31, 2006 and September 30, 2006, respectively, net of debt discount, is included in Short-term borrowings on the accompanying Condensed Consolidated balance sheets. In addition, $205 of direct costs incurred at inception relating to the issuance of the convertible debenture was recorded as debt issuance costs in Other current assets, which will also be amortized to interest expense over the one-year term of the debenture.

9. DERIVATIVE INSTRUMENTS

The Company accounts for its hedging activities in accordance with SFAS No. 133, "ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES", as amended. SFAS No. 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income. The Company's policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. The Company does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company's interest rate swap agreement for its 1,500 Euro ($2,000) long-term loan is based on dealer quotes and was not significant as of December 31, 2006. The construction loan payable is due on March 30, 2012 in monthly installments of approximately $83 (63 Euros) including principal and interest based on an adjustable rate as determined by one month EURIBOR, fixed by a swap agreement for the life of the loan with the lender at 3.7% as a cash flow hedge. The proceeds were used to construct new facilities.

As indicated in Note 8, on June 30, 2006, the Company issued a $3,000 convertible debenture which contained features that qualify as embedded derivatives that require bifurcation, however, the value ascribed to these features was determined to be de-minimus to the overall financial statement presentation and accordingly, value was not allocated to these features and the carrying value of the convertible debenture was not reduced. As of December 31, 2006, the estimated change in the fair values of these features remained a de-minimus amount.

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

A summary of the operations and assets by segment as of and for the quarters ended December 31, 2006 and 2005 are as follows:

    2006                          INTERNATIONAL   UNITED STATES  CONSOLIDATED
    ----                          -------------   -------------  ------------
    Gross revenue                    $  5,031       $  8,133       $ 13,164
    Less - intercompany                (1,701)          --           (1,701)
                                     --------       --------       --------
    Total revenue - third party      $  3,330       $  8,133       $ 11,463
                                     ========       ========       ========
    Operating income                 $    271       $    441       $    712
                                     ========       ========       ========
    Interest expense                 $     48       $    226       $    274
                                     ========       ========       ========
    Income tax expense               $     73       $      0       $     73
                                     ========       ========       ========
    Net income                       $    152       $    209            361
                                     ========       ========       ========
    Capital expenditures             $    777       $    173       $    950
                                     ========       ========       ========
    Identifiable assets              $ 18,885       $ 22,539       $ 41,424
                                     ========       ========       ========

    2005                          INTERNATIONAL   UNITED STATES  CONSOLIDATED
    ----                          -------------   -------------  ------------
    Gross revenue                    $  3,816       $  5,409       $  9,225
    Less - intercompany                (1,191)          --           (1,191)
                                     --------       --------       --------
    Total revenue - third party      $  2,625       $  5,409       $  8,034
                                     ========       ========       ========
    Operating income (loss)          $    224       $   (467)      $   (243)
                                     ========       ========       ========
    Interest expense                 $     28       $     50       $     78
                                     ========       ========       ========
    Income tax benefit               $   (106)      $      0       $   (106)
                                     ========       ========       ========
    Net income (loss)                $    142       $   (223)      $    (81)
                                     ========       ========       ========
    Capital expenditures             $    388       $    166       $    554
                                     ========       ========       ========
    Identifiable assets              $ 15,425       $ 10,988       $ 26,413
                                     ========       ========       ========


A summary of revenues for the quarters ended December 31, 2006 and 2005 are as follows:

                                                 2006     2005
                                                ------   -------
                   Dental                      $ 5,286   $ 3,885
                   Spine                         1,293       374
                   Surgical Specialties          1,554     1,150
                                               -------   -------
                      Total-U.S.               $ 8,133   $ 5,409

                   Germany                     $   891   $   795
                   Rest of World (ROW)           1,899     1,430
                   France                          403       274
                   Other - Distribution Fees       137       126
                                               -------   -------
                      Total-International      $ 3,330   $ 2,625
                                               -------   -------
                   Total Consolidated          $11,463   $ 8,034
                                               =======   =======

11. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings(loss) per share computations for the three months ended December 31, 2006 and 2005 (in thousands, except share and per share amounts). The Company has excluded 422,900 and 843,968 shares of stock for 2006 and 2005, respectively, as such shares are anti-dilutive to the calculation.



                                                           NET INCOME                      PER SHARE
DECEMBER 31, 2006                                            (LOSS)           SHARES         AMOUNT
-----------------                                          ----------       ----------     ----------
Basic earnings per share                                   $      361       16,390,100      $    0.02
Effect of dilutive securities:
   Stock options, warrants and convertible debentures              --        1,635,189             --
                                                           ----------       ----------     ----------
Diluted earnings per share                                 $      361       18,025,289      $    0.02
                                                           ==========       ==========     ==========
DECEMBER 31, 2005
-----------------
Basic loss per share                                       $      (81)      15,945,243      $  (0.01)
Effect of dilutive securities:
   Stock options                                                   --               --             --
                                                           ----------       ----------     ----------
Diluted loss per share                                     $      (81)      15,945,243     $   (0.01)
                                                           ==========       ==========     ==========

12. LEGAL PROCEEDINGS


The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations.

In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406 between the Company and a former international distributor. At September 30, 2005, the Company maintained an accrual of $476 with respect to the remaining appeal and legal costs. At September 30, 2006, the Company agreed to a settlement of $360 resulting from a dispute between the Company and a former international distributor and recorded a change in estimate of approximately $91 as a reduction of accrued expenses, which reduced the general and administrative expense for the year. The remaining accrual will be used to settle final nominal legal and court costs. At December 31, 2006, the Company maintained an accrual of $28 with respect to final legal costs.

On October 12, 2005, the Company issued a voluntary recall of all product units which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,035 and notified all customers and distributors of record regarding this action. In connection with the recall, the Company wrote off $174 of inventory during 2005, and reserved $861 for quarantined inventory, which has been written off as of December 31, 2006. Additionally, as of September 30, 2005, the Company had accrued $250 of related costs in connection with the recall. As of December 31, 2006, the accrual for these costs was $0, due in part to actual payments made for such costs and in part to an adjustment made by management during the three months ended March 31, 2006 to reduce the accrual by approximately $150 as a result of a change in management's estimate of other related costs. The effect of this adjustment was to reduce cost of revenue by approximately $150.

In January 2006, the Company was named as one of several defendants in a class action suit related to the BioMedical recall. It is management's opinion that it is too early in the process to determine the effect of this class action on the financial condition of the Company. The Company intends to vigorously defend this matter.

13. RELATED PARTY

The Company has an exclusive license and distribution agreement with Zimmer Spine, a wholly owned subsidiary of Zimmer Holdings, Inc., whereby Zimmer Spine has been granted the right to act as the Company's exclusive distributor of bone tissue for spinal applications in the United States. For the three months ended December 31, 2006 and 2005, product sales to Zimmer spine totaled $1,293 and $374, respectively. Accounts receivable from Zimmer Spine were $656 and $952 at December 31, 2006 and September 30, 2006, respectively.

The Company has also engaged Zimmer Dental, a wholly owned subsidiary of Zimmer Holdings, Inc., to act as an exclusive distributor for the Company's bone tissue for dental applications in the United States and certain international markets. Under this distribution agreement, the Company ships directly to Zimmer Dental's customers. For the three months ended December 31, 2006 and 2005, Zimmer Dental was paid commissions aggregating approximately $2,164 and $1,549, respectively. Accounts payable to Zimmer Dental total $2,165 and $1,918 at December 31, 2006 and September 30, 2006, respectively.

Zimmer CEP (formerly Centerpulse) USA Holding Co., a subsidiary of Zimmer Holdings, Inc., is a 32% owner of the Company's outstanding shares of common stock as of December 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
---------------------------------------------------------

The discussion contained in this report under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis or Results of Operations" as well as those discussed elsewhere in this Report. Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the issuer's actual results for 2007 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the issuer.

BUSINESS
--------

During the three months ended December 31, 2006, the Company generated $11.5 million in revenues, which represented the highest quarterly revenue in the Company's history. The Company continues to experience strong growth in dental sales. For the three months ending December 31, 2006, dental sales totaled $5.3 million up 36% from the same quarter last year and 13% from the fourth quarter of 2006. Spine sales were strong as we continue to supply Zimmer Spine with new products launched during the past few months as the Company made the strategic decision to transition our business into specialty machined grafts. At the end of the fourth quarter ending September 30, 2006, the Company entered into the hernia market with Davol and will be entering into the breast reconstruction market with Mentor during 2007. Management plans to expand the dental and urology business internationally with Zimmer Dental and Coloplast, respectively, during 2007.

The international operations continue to grow at double-digit growth patterns. In conjunction with this, the Company has completed the expansion of the physical plant in Neunckirchen, Germany in order to fully support the growing and important international segment.

Gross margins continue to improve due to further efficiencies in manufacturing and the introduction of new products with higher margins.

As a result of increased revenues and improved gross margins, the Company generated a profit for the quarter ending December 31, 2006, which represented the second consecutive quarterly profit.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

REVENUE

Revenue for the quarter end December 31, 2006 increased to $11.5 million from $8.0 million in 2005, or 43%. The U.S. revenues were $8.1 million or 50% higher than the 2005 revenues of $5.4 million. The increase in U.S. revenues was fueled by the continuing increase in the demand for the Company's TUTOPLAST(R) bone products for dental applications sold by Zimmer Dental, the Company's distributor. In February 2006, the Company developed, in association with Zimmer Dental, a new pericardium product, and in September 2006, a new dermis product to augment ridge restoration. Sales of dental products increased 36% from a year ago. Spine revenues increased by $.9 million as the Company continues to supply Zimmer Spine with two new Spine products, Puros C and Puros A, launched at the end of the last fiscal year. Surgical specialties (primarily urology, ophthalmology, hernia, breast reconstruction and ENT) increased by 35% for 2006 compared to 2005 due to the new hernia and breast reconstruction products. The International operation had revenues of $3.3 million for the three months ended December 31, 2006, an increase of 27% from the 2005 revenues of $2.6 million. The increase is primarily due to additional sales in Germany related to increased bovine product sales, dental sales and service processing and increased sales efforts by several key distributors in various countries.

An analysis of revenue follows:

                                             1st Qtr.     1st Qtr.
              ($000's omitted)               FY 2007      FY 2006
              -------------------------     --------     --------
              Dental                         $ 5,286      $ 3,885
              Spine                            1,293          374
              Surgical Specialties             1,554        1,150
                                             -------      -------
                 Total-U.S                   $ 8,133      $ 5,409

              Germany                        $   891      $   795
              Rest of World (ROW)              1,899        1,430
              France                             403          274
              Other - Distribution Fees          137          126
                                             -------      -------
                 Total-International         $ 3,330      $ 2,625

              Total Consolidated             $11,463      $ 8,034


GROSS MARGIN

Gross margins for the quarter ended December 31, 2006 increased to 61.4% from 58.6% in 2005. The higher margins were due to (1) efficiencies obtained from higher sales and production volume; and (2) the introduction of new products with higher margins.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $.7 million for the three months ended December 31, 2006 over the comparable period last year. The increase was due primarily to: 1) an increase of $318,000 in stock option expenses under the Statement of Financial Accounting Standards No. 123R associated with year end grants to employees and the Board of Directors for performance; and, 2) an increase of $200,000 for accounting and other professional costs associated with the Company's year end 10-K filing and an S-1 filing to register shares under the convertible debenture. As a result of the above and as a result of increased revenues, General and Administrative expenses, as a percentage of revenues, remained flat at 21%.

DISTRIBUTION AND MARKETING

Distribution and Marketing expenses increased to $3.4 million for the three months ended December 31, 2006 from $2.9 million of the comparable period last year. The increase was due mainly to higher marketing fees paid to Zimmer Dental of $2.2 million in 2006 versus $1.6 million a year ago as dental revenues increased to $5.3 million in 2006 up from $3.9 million in 2005. As a percentage of revenues, Distribution and Marketing expenses decreased from 36% to 30% for the three months ended December 31, 2005 and 2006, respectively. The decrease as a percentage of revenue is due to the 43% revenue growth; partially offset by the increased marketing fees paid to Zimmer Dental.

RESEARCH AND DEVELOPMENT

Research and Development expenses of $.5 million were similar for the three months ended December 31, 2006 to $.4 million for the comparable period last year. As a percentage of revenues, Research and Development expenses remained at 5%.

LITIGATION CONTINGENCY

In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406,000 between the Company and a former international distributor. At September 30, 2005, the Company maintained an accrual of $476,000 with respect to the remaining appeal and legal costs. At September 30, 2006, the Company agreed to a settlement of $360,000 resulting from a dispute between the Company and a former international distributor and recorded a change in estimate of approximately $91,000 as a reduction of accrued expenses, which reduced the general and administrative expense for the year. The remaining accrual will be used to settle final nominal legal and court costs. At December 31, 2006, the Company maintained an accrual of $28,000 with respect to final legal costs.

OTHER INCOME

Other income increased to $34,000 for the three months ended December 31, 2006 compared to $15,000 for the comparable period last year. This was primarily the result of higher interest income on bank balances.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2006 increased to $274,000 from $78,000 for the comparable period last year due to increased borrowings for capital expenditures related to the facility expansion programs in Florida and Germany, interest expense associated with a $3.0 million convertible debenture issued in June 2006 and other short-term borrowings.

INCOME TAX EXPENSE

Income tax expense for the three months ended December 31, 2006 totaled $73,000 compared to an income tax benefit of $106,000 for the comparable period last year. The Company continues to record a full valuation allowance on its U.S. operations.

NET INCOME (LOSS)

Net income for the three months ended December 31, 2006 totaled $.4 million, $.02 basic and diluted earnings per share as compared to a net loss of $.1 million or $.01 basic and diluted loss per share for the comparable period last year. The move to profitability between the periods is directly attributable to higher revenues and improved gross margins.

ACCOUNTS RECEIVABLE

The accounts receivable balance decreased at December 31, 2006 to $5.5 million, down from $6.2 million at September 30, 2006 due to increased collection efforts.

INVENTORY

The inventory balance increased to $15.0 million at December 31, 2006 from $12.7 million at September 30, 2006. The increase was primarily due to increased inventories associated with the recent introduction of new spine products to meet increasing purchase orders.

FOREIGN CURRENCY LOSS

The Company had a foreign exchange loss for the three months ended December 31, 2006 of $38,000 due to the declining exchange rate of the U.S. dollar against the Euro, coupled with the lower Euro denominated invoices outstanding compared to the three months ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements in the annual report for the year ended September 30, 2006. However, certain of the accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The Company's significant accounting policies include:

SHARE-BASED COMPENSATION. We adopted Statement of Financial Accounting Standards No. 123R, SHARE-BASED PAYMENTS in the first quarter of fiscal year 2006. SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options based on estimated fair values. Under SFAS No. 123R, we estimate the value of share-based payments on the date of grant using the Black-Scholes model, which was also used previously for the purpose of providing pro forma financial information as required under SFAS No. 123. The determination of the fair value of, and the timing of expense relating to, share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of variables including the expected term of awards, expected stock price volatility and expected forfeitures.

Prior to the first quarter of fiscal year 2006, we used historical stock price volatility in preparing our pro forma information under SFAS No. 123. Under SFAS No. 123R, we use historical volatility to establish the expected volatility assumption based upon our assessment that such information is more reflective of current market conditions and a better indicator of expected future volatility. SFAS No. 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate expected forfeitures, as well as the expected term of awards, based on historical experience. Future changes in these assumptions, our stock price or certain other factors could result in changes in our share-based compensation expense in future periods.

INVENTORIES. Inventories are valued at the lower of cost or market. Work in process and finished goods includes costs attributable to direct labor and overhead. Impairment charges for slow moving, excess and obsolete inventories are recorded based on historical experience, current product demand including meeting periodically with distributors, regulatory considerations, industry trends, changes and risks and the remaining shelf life. As a result of this analysis, the Company records a writedown to reduce the carrying value of any impaired inventory to its fair value, which becomes its new cost basis. If the actual product life cycles, demand or general market conditions are less favorable than those projected by management, additional inventory impairment charges may be required which would affect future operating results due to increased costs from the resulting adjustment. The adequacy of these impairment charges is evaluated quarterly.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 and September 30, 2006 the Company had working capital of $8.5 million and $8.2 million, respectively.

Cash and cash equivalents increased from $3.5 million at September 30, 2006 to $3.8 million at December 31, 2006.

The Company had $83,000 in cash provided by operating activities for the three months ended December 31, 2006 compared to a negative cash flow from operations of $1.5 million for the comparable period last year. The primary reason for the positive cash flow was net income provided by operating activities and increased collection efforts in accounts receivable offset by an increase in inventory associated with new spine products. Net cash used in investing activities, representing purchases of capital expenditures, was $1.0 million for the three months ended December 31, 2006 and $.6 million for the comparable period for the prior year. The continued spending on capital expenditures is due to final costs associated with the new facility expansion for the German manufacturing location and an increase in manufacturing equipment to support increased sales. The capital expenditures were offset by proceeds from the exercise of stock options during the quarter.

Future minimum rental payments required under the Company's operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 are as follows:

                                     (in thousands)
                  2007               $     1,207
                  2008                       868
                  2009                       431
                  2010                        97
                  2011                        46
                                     ------------
                                     $     2,649
                                     ============



Long-term debt consists of senior debt construction loans and capital leases. Future minimum payments as of December 31, 2006 are as follows (1):

                                                       (in thousands)
                  2007                                  $       1,001
                  2008                                            920
                  2009                                            560
                  2010                                            572
                  2011                                            507
                  Beyond                                        1,184
                                                        --------------
                                                                4,744
                  Less current portion                          1,217
                                                        --------------

                  Total future minimum payments         $       3,527
                                                        ==============


(1) Does not include interest

The Company maintains current working capital credit lines totaling 1.5 million Euros (approximately $2 million) with two German banks and a $1.5 million credit line with a U.S. bank. At December 31, 2006 the Company had outstanding balances of $1.8 million and $1.5 million for the working capital lines in Germany and the U.S., respectively. Management believes that the working capital as of December 31, 2006, together with the revolving lines of credit, will be adequate to fund ongoing operations. While the Company believes that it continues to make progress in these areas, there can be no assurances that changing governmental regulations will not have a material adverse effect on results of operations or cash flow. The Company may seek additional financing to meet the needs of its long-term strategic plan. The Company can provide no assurance that such additional financing will be available, or if available, that such funds will be available on favorable terms. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, controlling costs, and the development of additional markets and surgical applications for its products worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company's exposure to certain market risks, see the Annual Report on Form 10-K for the year ended September 30, 2006. There have been no significant changes to our market risk exposures.

In the United States and in Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest swap associated with $2.0 million of long term debt over six years starting March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on December 31, 2006 cash and cash equivalents and long-term debt, a 1% change in interest rates would have a de-minimus impact on our results of operations.

The value of the U.S. dollar compared to the euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Intercompany transactions translate from the Euro to the U.S. dollar. Based on December 31, 2006 outstanding intercompany balances, a 1% change in currency rates would have a de-minimus impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Based upon that evaluation and subject to the foregoing, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives

CHANGES IN CONTROL:

There has not been any change in the Company's internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, those controls.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PLEASE REFER TO NOTE 12 OF THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
None.

ITEM 5. OTHER INFORMATION

The Company filed one report on Form 8-K during the quarter ended December 31, 2006.

ITEM 6. EXHIBITS


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

                                  TUTOGEN MEDICAL, INC.

      Date:  February 13, 2007      /s/ Guy L. Mayer
                                    ----------------
                                    Chief Executive Officer


      Date:  February 13, 2007      /s/ L. Robert Johnston, Jr.
                                    ---------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)