Form 10-Q
period 2007-03-31
TUTOGEN MEDICAL INC
filed 2007-05-14
CIK 816949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended March 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

As of April 30, 2007 there were 18,644,897 shares outstanding of the issuer's Common Stock, par value $.01 per share.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

INDEX
i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

	March 31	September 30
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$3,626	$3,463
Accounts receivable - net of allowance for doubtful accounts
of $625 at March 2007 and $483 at September 2006	5,359	6,202
Inventories - net	17,132	12,678
Deferred tax asset	558	471
Prepaids and other current assets	883	1,436
	27,558	24,250

Property, plant, and equipment - net	14,071	12,940

Other assets	415	424

Deferred tax asset	1,141	1,303

TOTAL ASSETS	$43,185	$38,917

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,944	$1,346
Accrued expenses and other current liabilities	3,754	4,314
Accrued commissions	2,500	1,918
Short-term borrowings	6,760	5,783
Current portion of deferred distribution fees	1,611	1,577
Current portion of long-term debt	1,227	1,097
	17,796	16,035

Noncurrent Liabilities
Other noncurrent liabilities	3,101	3,988
Long-term debt	3,290	3,673
Total Liabilities	24,187	23,696

Shareholders' Equity :
Common stock, $0.01 par value, 30,000,000 authorized; 16,787,435 and
16,197,235 issued and outstanding	168	162
Additional paid-in capital	39,721	37,751
Accumulated other comprehensive income	2,904	2,393
Accumulated deficit	(23,795)	(25,085)
Total shareholders' equity	18,998	15,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$43,185	$38,917

See accompanying Notes to Condensed Consolidated Financial Statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31		March 31

	2007	2006	2007	2006

Revenue	$13,017	$9,115	$24,480	$17,149

Cost of revenue	5,272	4,017	9,693	7,346

Gross profit	7,745	5,098	14,787	9,803

Operating Expenses
General and administrative	1,940	1,592	4,302	3,254
Distribution and marketing	3,963	3,201	7,405	6,060
Research and development	469	443	996	870
Total Operating Expenses	6,372	5,236	12,703	10,184

Operating income (loss)	1,373	(138)	2,084	(381)

Foreign exchange loss	(24)	(146)	(62)	(28)
Other income (expense)	38	(7)	72	9
Interest (expense) income - net	(370)	100	(644)	21
	(356)	(53)	(634)	2

Income (loss) before taxes	1,017	(191)	1,450	(379)

Income tax expense (benefit)	87	(213)	160	(320)

Net income (loss)	$930	$22	$1,290	$(59)

Other comprehensive income
Foreign currency translation adjustments	109	399	511	196

Comprehensive Income	$1,039	$421	$1,801	$137

Average shares outstanding for basic
earnings per share	16,701,082	15,972,871	16,543,882	15,961,542

Basic earnings (loss) per share	$0.06	$0.00	$0.08	$(0.00)

Average shares outstanding for diluted
earnings per share	18,421,164	16,538,916	18,154,514	15,961,542

Diluted earnings (loss) per share	$0.05	$0.00	$0.07	$(0.00)

See accompanying Notes to Consolidated Financial Statements

See accompanying Notes to Condensed Consolidated Financial Statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	March 31

	2007	2006

Cash flows provided by (used in) operating activities
Net income (loss)	$1,290	$(59)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	822	257
Amortization of deferred distribution fees revenue	(785)	(271)
Amortization of debt discount and debt issuance costs	289	-
Reserve for bad debt	195	-
Provision for inventory write-downs	133	105
Share-based compensation	573	235
Deferred income taxes	161	(334)
Changes in assets and liabilities:
Accounts receivable	771	(787)
Inventories	(4,315)	(1,916)
Other assets	584	(379)
Accounts payable and other accrued expenses	(257)	(455)
Accrued commissions	582	28
Deferred distribution fees	-	1,650
Net cash provided by (used in) operating activities	43	(1,926)

Cash flows used in investing activities
Change in restricted cash	-	(892)
Deposits on purchase of property and equipment	-	(386)
Purchase of property and equipment	(1,454)	(2,964)
Net cash used in investing activities	(1,454)	(4,242)

Cash flows provided by (used in) financing activities
Issuance of common stock	1,403	286
Debt issuance costs	(152)	-
Proceeds from long-term borrowings	-	3,120
Change in short-term borrowings	843	1,394
Repayment of long-term debt	(519)	(85)
Net cash provided by financing activities	1,575	4,715

Effect of exchange rate changes on cash and cash equivalents	(1)	196

Net increase (decrease) in cash and cash equivalents	163	(1,257)

Cash and cash equivalents at beginning of period	3,463	3,562

Cash and equivalents at end of period	$3,626	$2,305

Supplemental cash flow disclosures
Interest paid	$295	$147

Income taxes paid	$8	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX-MONTHS ENDED MARCH 31, 2007
(Unaudited)

(In Thousands, Except for Share Data)
	Common Stock ($.01 Par)	Additional Paid In Capital	Accumulated Other Comprehensive Income (1)	Accumulated Deficit	Total	Common Shares Issued and Outstanding

BALANCE, SEPTEMBER 30, 2006	$162	$37,751	$2,393	$(25,085)	$15,221	16,197,235

Stock issued on exercise of options	6	1,397	-	-	1,403	590,200
Share-based compensation	-	573	-	-	573	-
Net income	-	-	-	1,290	1,290	-
Foreign currency translation adjustment	-	-	511	-	511	-

BALANCE, MARCH 31, 2007	$168	$39,721	$2,904	$(23,795)	$18,998	16,787,435

(1) Represents foreign currency translation adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2007. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Certain reclassifications have been made to the prior financial statements to conform to the current presentation, including reclassing certain insurance premium costs previously expensed in cost of revenue to general and administrative expenses, and splitting out the previous balance sheet line item accounts payable and other accrued expenses into separate line items of accounts payable and accrued expenses and other current liabilities.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under this interpretation, the evaluation of a tax position is a two-step process. First, the enterprise determines whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is measuring the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, whereby the enterprise determines the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizes that benefit in its financial statements. FIN No. 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has not yet determined the impact this pronouncement will have on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States ("GAAP"), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company's financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. Management does not believe the adoption of this standard will have a material impact on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates.  Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early adoption is allowed under certain circumstances.  The Company is in the process of evaluating the financial impact of adopting SFAS 159.

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

The Plan was superseded by the Tutogen Medical Inc. Incentive and Non-Statutory Stock Option Plan (the "New Plan") (1,000,000 shares authorized), adopted by the Board of Directors on December 5, 2005 and ratified by the shareholders on March 13, 2006. On March 19, 2007, the shareholders approved increasing the shares authorized under the New Plan from 1,000,000 to 1,500,000. Under the New Plan, options may be granted at not less than the fair market value on the date of grant. Options may be subject to a vesting schedule and expire four, five or ten years from grant.

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment”, which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award).

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and six-month periods ended March 31, 2007 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Since the adoption of SFAS No. 123(R), there have been no changes to the Company's stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS No. 123(R). During the three and six-month periods ended March 31, 2007, the Company recognized compensation expense of $159 and $573, respectively relating to stock options granted, in addition to the vesting of options outstanding as of October 1, 2005. All such expense was recognized within "General and administrative expense" in the Statement of Income (Loss) and Comprehensive Income. There were no significant capitalized stock-based compensation costs at March 31, 2007.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Expected volatility	51.72%	54.30%	52.07%	50.24%
Risk-free interest rate (range)	4.5%	4 - 4.1%	4.5 - 4.7%	4 -4.1%
Expected term (in years)	5	5	5	5

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

Presented below is a summary of the activity of the Company's stock options for the fiscal year ended September 30, 2006 and the six-month period ended March 31, 2007, and related transactions for the six-month period ended:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at September 30, 2005	2,481,368	$2.64	5.1
Granted	125,000	3.34	10.0
Canceled	(103,225)	3.84	-
Exercised	(264,275)	2.45	-
Outstanding at September 30, 2006	2,238,868	$2.64	5.3

Granted	522,500	6.46	10.0
Canceled	(51,000)	5.59	-
Exercised	(590,200)	2.36	-
Outstanding at March 31, 2007	2,120,168	$3.55	6.0

Vested at March 31, 2007	1,437,418	$2.90	4.5

Vested or expected to vest at March 31, 2007	1,908,151	$3.55	6.0

The weighted average fair value of options granted during the six-month period ended March 31, 2007 and the fiscal year ended September 30, 2006 was $3.27 and $1.62, respectively. The aggregate intrinsic value of options exercised during the six-month period ended March 31, 2007 was $2,509.

As of March 31, 2007, there were 927,500 stock options available for grant under the New Plan. The following table provides information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.94 to $1.25	234,600	2.4	$0.95	$1,745	234,600	$0.95	$1,745
$1.56 to $2.22	216,568	1.7	1.75	1,439	209,068	1.73	1,392
$2.28 to $3.62	879,200	6.5	2.83	4,887	667,950	2.85	3,701
$3.95 to $5.98	294,400	6.0	4.41	1,171	200,150	4.47	784
$6.01 to $8.55	495,400	8.7	6.33	1,019	125,650	6.29	264
Totals	2,120,168	6.0	$3.55	$10,261	1,437,418	$2.90	$7,886

As of March 31, 2007, there was $1,239 of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.03 years.

5. INVENTORIES

Major classes of inventory were as follows:

	March 31,	September 30,
	2007	2006
Raw materials	$3,385	$2,017
Work in process	8,521	5,811
Finished goods	5,226	4,850
	$17,132	$12,678

The increase in inventory from September 30, 2006 to March 31, 2007 was primarily due to higher inventory levels to support increased demand for dental products, the buildup of new products introduced in the spine market and the new markets of hernia repair and breast reconstruction.

6. INCOME TAXES

As of March 31, 2007, the Company has approximately $10,387 of federal net operating loss carry forwards expiring beginning in 2008, a $29 AMT credit carry forward, and a $21 credit on research and development that will expire in 2013 if unused. The Company also has state net operating loss carry forwards of approximately $9,890 that will begin to expire in 2007.

As of March 31, 2007, the Company has a corporate net operating loss carry forward for German income tax purposes of approximately $3,623 (2,717 Euros), and a trade net operating loss carry forward for German income tax purposes of approximately $1,502 (1,127 Euros), both of which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. As of March 31, 2007, the Company has recorded a valuation allowance on deferred tax assets related to its U.S. operations. The Company does not maintain a valuation allowance on its international deferred tax assets, because management believes it is more likely than not that these tax benefits will be realized through the generation of future international taxable income.

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

7. SEVERANCE COSTS

During the year ended September 30, 2006, the Company accrued compensation expense of $437 for severance costs upon the termination of the Managing Director of the Company's German subsidiary. These costs are a component of general and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income, and the accrual for these costs is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. These severance costs are being paid in twelve monthly equal payments during the period from July 1, 2006 through June 30, 2007. As of September 30, 2006 and March 31, 2007, the remaining accrual is $334 and $126, respectively.

8. REVOLVING CREDIT ARRANGEMENTS AND SHORT TERM BORROWINGS

Under the terms of revolving credit facilities with two German banks, the Company may borrow up to 1,500 Euros (1,000 Euros and 500 Euros, respectively) or approximately $2,000 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 8.05% to 10.0%. At March 31, 2007, the Company had outstanding borrowings of 1,448 Euros or $1,931. At September 30, 2006, the Company had 819 Euros or $1,039 outstanding borrowings under the revolving credit agreements. The 500 Euro revolving credit facility is secured by accounts receivable of the German subsidiary. The 1,000 Euros revolving credit facility is collateralized by a mortgage on the Company's German facility and a guarantee up to 4,000 Euros or $5,334 by the Parent Company.

In November 2005, the Company entered into a revolving credit facility in the U.S. for up to $1,500, expiring on November 18, 2007. At March 31, 2007, the interest rate on this credit facility was 8.1%. At March 31, 2007, the Company had outstanding $1,500 on this credit facility to fund working capital needs. At September 30, 2006, the Company had $1,500 outstanding under this revolving credit facility. The U.S. accounts receivable and inventory assets collateralize the borrowing under the revolving credit facility. The Company is required to maintain a maximum senior debt to tangible net worth ratio of 2.0 to 1.0. As of March 31, 2007, the Company was in compliance with this covenant. In addition, the Company maintains a lock box arrangement with the bank.

On June 30, 2006, the Company issued a $3,000 convertible debenture with detachable warrants to purchase up to 175,000 shares of its common stock. The debenture bears interest at 5.0% per year, is due upon the earlier of August 1, 2007 or upon a change of control of the Company and is convertible into common stock at a price of $5.15 per share at any time at the election of the holder. The warrants are exercisable at $5.15 per share at any time at the election of the shareholder until the earlier of the third anniversary of the date of issuance or upon a change in control of the Company. On March 27, 2007, the warrant agreement was amended to provide that the warrant holder has no cash settlement rights under any circumstances. The convertible debt is included in short-term borrowings on the Condensed Consolidated Balance Sheet at March 31, 2007. As of March 31, 2007, the Company was in compliance with the terms and conditions of the convertible debenture. On April 19, 2007, the holder of the $3,000 of convertible debentures requested to convert $1,288 of the debentures into 250,000 shares of common stock at the stated conversion price of $5.15. On May 8, 2007, the holder requested to convert an additional $772 of the debentures into 150,000 shares of common stock at the stated conversion price of $5.15.

Under the Registration Rights Agreement, which requires common shares to be registered for the convertible debenture and warrants, the Company was required to file a Form S-1 registration statement with the United States Securities and Exchange Commission (“S-1”) the earlier of the day following the filing of the Company’s 10-K or December 31, 2006. The Company was then required to have the shares registered within 60 days of the filing date of the S-1. In March 2007, the Securities and Exchange Commission approved the registration of the shares.

The relative fair value of the detachable warrants at inception of the convertible debenture agreement was $275 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 53.5%, (3) risk free interest of 5.13% and dividend yield of 0%. The proceeds of the convertible debenture were allocated to debt and warrants based on their relative fair values. The relative fair value of the warrants was recorded to additional paid-in capital and resulted in a discount on the convertible debenture, which will be amortized from debt discount to interest expense over the one-year term of the debenture. The remaining unamortized balance of the warrants as of March 31, 2007 is $69. The convertible debenture balance of $2,931 and $2,793 as of March 31, 2007 and September 30, 2006, respectively, net of debt discount, is included in Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets. In addition, $357 of direct costs incurred relating to the issuance of the convertible debenture was recorded as debt issuance costs in Other current assets, which is being amortized to interest expense through August 1, 2007.

9. DERIVATIVE INSTRUMENTS

The Company accounts for its hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities” as amended. SFAS No. 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income. The Company's policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. The Company does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company's interest rate swap agreement for its 1,500 Euro ($2,000) long-term loan is based on dealer quotes and was not significant as of March 31, 2007. The loan is due on March 30, 2012 in monthly installments of approximately 63 Euros or $83 including principal and interest based on an adjustable rate as determined by one-month EURIBOR, fixed by a swap agreement for the life of the loan with the lender at 3.7% as a cash flow hedge. The proceeds were used to construct new facilities.

As indicated in Note 8, on June 30, 2006, the Company issued a $3,000 convertible debenture which contained features that qualify as embedded derivatives that require bifurcation, however, the value ascribed to these features was determined to be de-minimus to the overall financial statement presentation and accordingly, value was not allocated to these features and the carrying value of the convertible debenture was not reduced. As of March 31, 2007, the estimated change in the fair values of these features remained a de-minimus amount.

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

A summary of the operations and assets by segment are as follows:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		United			United
	International	States	Total	International	States	Total
Gross revenue	$5,103	$9,352	$14,455	$3,742	$5,973	$9,715
Less: Intercompany	(1,438)	-	(1,438)	$(600)	$-	$(600)
Total revenue - third party	$3,665	$9,352	$13,017	$3,142	$5,973	$9,115
Operating income (loss)	$263	$1,110	$1,373	$(47)	$(91)	$(138)
Interest expense (income)	$90	$280	$370	$(17)	$(83)	$(100)
Income tax expense (benefit)	$87	$-	$87	$(213)	$-	$(213)
Net income (loss)	$91	$840	$930	$(5)	$27	$22
Capital expenditures	$346	$158	$504	$218	$2,192	$2,410
Identifiable assets	$19,327	$23,858	$43,185	$17,589	$14,842	$32,431

	Six Months Ended March 31, 2007			Six Months Ended March 31, 2006
		United			United
	International	States	Total	International	States	Total
Gross Revenue	$10,134	$17,485	$27,619	$7,558	$11,382	$18,940
Less: Intercompany	(3,139)	-	(3,139)	(1,791)	-	(1,791)
Total Revenue - third party	$6,995	$17,485	$24,480	$5,767	$11,382	$17,149
Operating income (loss)	$534	$1,550	$2,084	$177	$(558)	$(381)
Interest expense (income)	$138	$506	$644	$12	$(33)	$(21)
Income tax expense (benefit)	$160	$-	$160	$(320)	$-	$(320)
Net income (loss)	$241	$1,049	$1,290	$137	$(196)	$(59)
Capital expenditures	$1,123	$331	$1,454	$606	$2,358	$2,964
Identifiable assets	$19,327	$23,858	$43,185	$17,589	$14,842	$32,431

11. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and six-month periods ended March 31, 2007 and 2006 (in thousands, except share and per share amounts). The Company has excluded 90,400 stock options for the three and six-month periods ended March 31, 2007, as such stock options are anti-dilutive to the calculation. The Company has excluded 387,960 and 2,485,000 stock options for the three and six-month periods ended March 31, 2006, respectively, as such shares are anti-dilutive to the calculation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator
Net Income (loss)	$930	$22	$1,290	$(59)

Denominator
Weighted-average shares of common stock outstanding
used in calculation of basic earnings per share	16,701,082	15,972,871	16,543,882	15,961,542
Effect of dilutive securiites
Stock options, warrants and convertible debentures	1,720,083	566,045	1,610,632	-
Weighted-average shares of common stock outstanding
used in calculation of diluted earnings per share	18,421,164	16,538,916	18,154,514	15,961,542

Basic earnings per share	$0.06	$0.00	$0.08	$(0.00)

Diluted earnings per share	$0.05	$0.00	$0.07	$(0.00)

12. LEGAL PROCEEDINGS

The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations.

In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406 between the Company and a former international distributor. At September 30, 2005, the Company maintained an accrual of $476 with respect to the remaining appeal and legal costs. At September 30, 2006, the Company agreed to a settlement of $360 resulting from a dispute between the Company and a former international distributor and recorded a change in estimate of approximately $91 as a reduction of accrued expenses, which reduced the general and administrative expense for the year. In the second quarter of 2007, the remaining accrual of $25 was reversed, which reduced general and administrative expenses for the three and six-month periods ended March 31, 2007.

On October 12, 2005, the Company issued a voluntary recall of all product units which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,035 and notified all customers and distributors of record regarding this action. In connection with the recall, the Company wrote off $174 of inventory during 2005, and reserved $861for quarantined inventory, which was written off at September 30, 2006. Additionally, as of September 30, 2005, the Company had accrued $250 of related costs in connection with the recall. As of March 31, 2007, the accrual for these costs was $0, due in part to actual payments made for such costs and in part to an adjustment made by management during the three-months ended March 31, 2006 to reduce the accrual by approximately $150 as a result of a change in management's estimate of other related costs. The effect of this adjustment was to reduce cost of revenue by approximately $150.

In January 2006, the Company was named as one of several defendants in a class action suit related to the BioMedical recall. The Company intends to vigorously defend this matter and does not believe that the outcome of this class action will have an adverse material effect on the Company’s operations, cash flows, financial position or financial statement disclosures.

13. RELATED PARTY TRANSACTIONS

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

The following represents a summary of the transactions with Zimmer Spine and Zimmer Dental during the periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Zimmer Spine - Sales	$1,293	$425	$2,586	$799

Zimmer Dental - Commissions Paid	$2,160	$1,793	$4,077	$3,358

As of March 31, 2007 and September 30, 2006, the net payable to Zimmer Dental was $2,263 and $1,918, respectively. As of March 31, 2007 and September 30, 2006, the receivable from Zimmer Spine was $275 and $952, respectively.

Zimmer CEP (formerly Centerpulse) USA Holding Co., a subsidiary of Zimmer Holdings, Inc., is a 32% owner of the Company's outstanding shares of common stock as of March 31, 2007.

14. SUBSEQUENT EVENTS

On April 10, 2007, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue to three institutional investors 1,626,012 shares of common stock for gross proceeds of $12,000. The Company closed this transaction on April 19, 2007 with net proceeds of $11,500. In connection with the transaction, the Company entered into a Registration Rights Agreement, under which the Company agreed to file a Registration Statement with the Securities and Exchange Commission for the resale of common stock sold in the private placement by June 1, 2007. In the event that the registration statement is not declared effective within 90 days after April 19, 2007 (or 120 days after April 19, 2007 if the Securities and Exchange Commission has written comments to the filed Registration Statement), the Company will be liable for cash damages of one percent (1%) of the aggregate purchase price for each monthly period or pro rata for any portion thereof following the date by when the registration statement should have been filed or declared effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In Thousands)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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

BUSINESS

During the three-months ended March 31, 2007, the Company generated $13,017 in revenues, which represented the highest quarterly revenue in the Company's history. The Company continues to experience strong growth in U.S. dental sales. For the three-months ending March 31, 2007, U.S. dental sales totaled $6,244 up 44% from the same quarter last year. U.S. machined graft spine sales continued to grow during the quarter. The Company continued to grow the hernia market with Davol. Mentor plans to launch breast reconstruction dermis products to clinical sites by the second quarter. On May 9, 2007, the Company entered into an agreement with Coloplast Corporation to expand the urology business internationally. Management plans to expand the dental business internationally with Zimmer Dental during 2007.

The international operations continue to grow at double-digit growth patterns. In conjunction with this, the Company has completed the expansion of the physical plant in Neunkirchen, Germany in order to fully support the growing and important international segment.

Gross margins continue to improve due to further efficiencies in manufacturing and increased production volumes and the introduction of new products with higher margins.

As a result of increased revenues and improved gross margins, the Company generated net income for the quarter ending March 31, 2007, which represented the third consecutive quarterly profit.

The Company's ability to generate positive operational cash flow is dependent upon increasing revenues supported by increased tissue procurement, controlling costs and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in these areas, there can be no assurances.

RESULTS OF OPERATIONS

FOR THE THREE AND SIX-MONTHS ENDED MARCH 31, 2007 AND 2006

REVENUE

An analysis of revenue was as follows:

	Three Months Ended March 31,			Six Months Ended March 31,
	2007	2006	Change	2007	2006	Change
Dental	$6,244	$4,338	44%	$11,530	$8,223	40%
Spine	1,293	425	204%	2,586	799	224%
Surgical Specialties	1,816	1,210	50%	3,369	2,360	43%
Total U.S.	$9,353	$5,973	57%	$17,485	$11,382	54%

Germany	$900	$780	15%	$1,794	$1,575	14%
France	299	560	-47%	701	834	-16%
Rest of World	2,326	1,675	39%	4,224	3,105	36%
Other - Distribution Fees	139	127	9%	276	253	9%
Total International	$3,664	$3,142	17%	$6,995	$5,767	21%

Total Consolidated	$13,017	$9,115	43%	$24,480	$17,149	43%

Revenue for the three and six-month periods ended March 31, 2007 increased over prior year periods by $3,902 and $7,331 million or 43%, respectively. U.S. revenues for the three and six-month periods ended March 31, 2007 increased by $3,380 ($5,973 to $9,353) or 57% and $6,103 ($11,382 to $17,485) or 54%, respectively. The increase in U.S. revenues for both periods was fueled by the continuing increase in the demand for the Company's TUTOPLAST(R) bone products for dental applications sold by Zimmer Dental, the Company's distributor and increased demand for the Company’s new machined graft spinal products. As a result, spine revenues increased by $868 ($425 to $1,293) during the quarter compared to the same period last year. Surgical Specialties revenues (primarily urology, ophthalmology, hernia, breast reconstruction and ENT) for the three and six-month periods ended March 31, 2007 increased by $606 ($1,210 to $1,816) or 50% and $1,009 ($2,360 to $3,369) or 43%, respectively, due to the new hernia and breast reconstruction products. International revenues for the three and six-month periods ended March 31, 2007 increased $522 ($3,142 to $3,664) or 17% and $1,228 ($5,767 to $6,995) or 21%, respectively. The increases are primarily due to increased bovine product sales, dental sales and service processing in Germany and increased sales efforts by several key distributors in various countries. In addition, international revenues received a positive impact during the quarter due to the declining exchange rate of the U.S. dollar against the Euro. Sales in France were affected by a proposed change of management in France, which the Company is addressing.

GROSS MARGIN

Gross margins for three and six-month periods ended March 31, 2007 increased over prior year periods from 55.9% to 59.5% and from 57.2% to 60.4%, respectively. The higher margins were due to (1) efficiencies obtained from higher sales and increased production volumes; and (2) the introduction of new products with higher margins.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three and six-month periods increased over prior year periods $348 ($1,592 to $1,940) and $1,048 ($3,254 to $4,302), respectively. The increase for the three-months ended March 31, 2007 was primarily due to the following: (1) an increase of $166 related to salary adjustments, recruiting and relocation costs necessary to attract and retain key management personnel and support overall company growth; (2) an increase of $64 related to public relation expenses; (3) an increase of $58 related to product liability insurance due to increased sales volumes; and (4) an increase of $41 related to consulting services for various projects. The increase for the six-months ended March 31, 2007 was primarily due to the following: (1) an increase of $337 in stock option expenses under the Statement of Financial Accounting Standards No. 123R associated with year end grants to employees and the Board of Directors for performance; (2) an increase of $167 for accounting and other professional costs associated with the Company’s year end 10-K filing; (3) an increase of $199 related to salary adjustments, recruiting and relocation costs necessary to attract and retain management personnel and support overall company growth; (4) an increase of $104 related to public relation expenses; (5) an increase of $97 related to product liability insurance due to increased sales volume; and (6) an increase of $79 related to consulting services for various projects. As a percentage of sales, general and administrative expenses declined from 17.5% to 14.9% for the three-months ended March 31, 2007 compared to the same period last year.

DISTRIBUTION AND MARKETING

Distribution and Marketing expenses for the three and six-month periods ended March 31, 2007 increased over prior year periods by $762 ($3,201 to $3.963) or 23.8% and $1,345 ($6,060 to $7,405) or 22.2%, respectively. The increase was primarily due to higher marketing fees earned by Zimmer Dental of $696 ($1,798 to $2,494) for the quarter and $1,312 ($3,347 to $4,659) for the six-month period ended March 31, 2007. These increases are consistent with the overall increases in dental sales for the above referenced periods. As a percentage of sales, Distribution and Marketing expenses declined from 35.1% to 30.4% for the three-months ended March 31, 2007 compared to the same period last year due to increased sales from our non-dental distribution partners.

RESEARCH AND DEVELOPMENT

Research and Development expenses for the three and six-month periods ended March 31, 2007 increased over prior year periods by $26 or 5.9% and $126 or 14.5%, respectively. As a percentage of revenues, Research and Development expenses decreased from 5% to 4% for both periods in 2007 when compared to 2006.

LITIGATION CONTINGENCY

In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406 between the Company and a former international distributor. At September 30, 2005, the Company maintained an accrual of $476 with respect to the remaining appeal and legal costs. At September 30, 2006, the Company agreed to a settlement of $360 resulting from a dispute between the Company and a former international distributor and recorded a change in estimate of approximately $91 as a reduction of accrued expenses, which reduced the general and administrative expense for the year. In the second quarter of 2007, the remaining accrual of $25 was reversed, which reduced general and administrative expenses for the three and six-month periods ended March 31, 2007.

INTEREST EXPENSE

Interest expense for the three and six-month periods ended March 31, 2007 increased over prior year periods by $470 and $665, respectively. The increases were primarily due to increased borrowings for capital expenditures related to the facility expansion programs in Florida and Germany and interest expense associated with a $3,000 convertible debenture issued in June 2006.

FOREIGN CURRENCY LOSS

The Company had foreign currency exchange losses for the three and six-month periods ended March 31, 2007 of $24 and $62, respectively, due to the declining exchange rate of the U.S. dollar against the Euro.

INCOME TAX EXPENSE

Income tax expense for the three and six-month periods ended March 31, 2007 increased over prior year periods by $300 and $480, respectively, due to changes to Germany’s deferred tax assets driven by taxable income and temporary adjustments. The Company continues to record a full valuation allowance on its U.S. operations.

NET INCOME (LOSS)

Net income for the three-month period ended March 31, 2007, totaled $930, or $0.06 and $0.05 basic and diluted earnings per share, respectively. Net income for the three-month period ended March 31, 2006, totaled $22, or $0.00 basic and diluted earnings per share.

Net income for the six-month period ended March 31, 2007, totaled $1,290, or $0.08 and $0.07 basic and diluted earnings per share, respectively. Net loss for the six-month period ended March 31, 2006, totaled $59, or $0.00 basic and diluted earnings per share.

The move to profitability between the periods is directly attributable to higher revenues and improved gross margins.

ACCOUNTS RECEIVABLE

The accounts receivables balance decreased by $843 from the September 30, 2006 balance of $6,202 to the March 31, 2007 balance of $5,359. The decrease relates to higher credit card collections due to the recent introduction of an American Express program for our dental customers and improved collections.

INVENTORY

The inventory balance increased by $4,454 from the September 30, 2006 balance of $12,678 to the March 31, 2007 balance of $17,132. The increase was primarily due to higher inventory levels to support additional increased demand for dental products and new products introduced in the spine market and the new markets of hernia repair and breast reconstruction.

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

SHARE-BASED COMPENSATION. We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” in the first quarter of fiscal year 2006. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options based on estimated fair values. Under SFAS No. 123(R), we estimate the value of share-based payments on the date of grant using the Black-Scholes model, which was also used previously for the purpose of providing pro forma financial information as required under SFAS No. 123. The determination of the fair value of, and the timing of expense relating to, share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions regarding a number of variables including the expected term of awards, expected stock price volatility and expected forfeitures.

Prior to the first quarter of fiscal year 2006, we used historical stock price volatility in preparing our pro forma information under SFAS No. 123. Under SFAS No. 123(R), we use historical volatility to establish the expected volatility assumption based upon our assessment that such information is more reflective of current market conditions and a better indicator of expected future volatility. SFAS No. 123(R) also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate expected forfeitures, as well as the expected term of awards, based on historical experience. Future changes in these assumptions, our stock price or certain other factors could result in changes in our share-based compensation expense in future periods.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE. Revenue on product sales and tissue service processing is recognized when persuasive evidence of an arrangement exists, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Oral or written purchase authorizations are generally obtained from customers for a specified amount of product at a specified price. Revenue from surgical products is recognized upon the shipment of the processed tissues. The Company’s terms of sale are FOB shipping point. Title transfers at time of shipment. Customers are provided with a limited right of return. Reasonable and reliable estimates of product returns are made in accordance with SFAS No. 48 and allowances for doubtful accounts are based on significant historical experience. Revenue from distribution fees includes nonrefundable payments received as a result of exclusive distribution agreements between the Company and independent distributors. Distribution fees under these arrangements are recognized as revenue to approximate services provided under the contract. Recognition of revenue commenced over the term of the distribution agreement upon delivery of initial products.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 and September 30, 2006, the Company had working capital of $9,762 and $8,215, respectively.

Cash and cash equivalents increased from $3,463 at September 30, 2006 to $3,626 at March 31, 2007.

The Company had $43 in cash provided by operating activities for the six-month period ended March 31, 2007 compared to a negative cash flow from operations of $1,926 for the comparable period last year. The primary reason for the positive cash flow was net income provided by operating activities and increased collection efforts in accounts receivable offset by higher inventory levels to support additional increase demand for dental products and the buildup of new products introduced in the spine market and the new markets of hernia repair and breast reconstruction.

Net cash used in investing activities, representing purchases of capital expenditures, was $1,454 for the six-months ended March 31, 2007 and $4,242 for the comparable prior year period. The purchases represented primarily capital expenditures associated with the new facility expansions for the U.S. and German manufacturing plants that began in early 2006 and was completed in 2007.

Net cash provided by financing activities was $1,575 for the six-month period ended March 31, 2007 compared to $4,715 for the six-month periods ending March 31, 2006. The Company received proceeds from long term borrowings to finance the expansion of the U.S. and German manufacturing plants.

Future minimum rental payments required under the Company's operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

4/1/07 - 9/30/07	$675
2008	993
2009	512
2010	118
2011	102
$2,400

Long-term debt consists of senior debt construction loans and capital leases. Future minimum payments on a fiscal year basis are as follows (1):

4/1/07 - 9/30/07	$892
2008	772
2009	566
2010	578
2011	512
Thereafter	1,197
4,517
Less current portion	1,227
Total future minimum payments	$3,290

(1)	does not include interest

The Company maintains current working capital credit lines totaling 1,500 Euros or $2,000 with two German banks and a $1,500 credit line with a U.S. bank. At March 31, 2007, the Company had outstanding balances of $1,931 and $1,500 million for the working capital lines in Germany and the U.S., respectively. On April 10, 2007, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue to three institutional investors 1,626,012 shares of common stock for net proceeds of $11,500. Management believes that the working capital as of March 31, 2007 and the $11,500 of net proceeds received in the April stock transaction will be adequate to fund ongoing operations. The Company may seek additional financing to meet the needs of its long-term strategic plan. The Company can provide no assurance that such additional financing will be available, or if available, that such funds will be available on favorable terms. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, controlling costs, and the development of additional markets and surgical applications for its products worldwide. While the Company believes that it continues to make progress in these areas, there can be no assurances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see the Annual Report on Form 10-K for the year ended September 30, 2006. There have been no significant changes to our market risk exposures.

In the United States and in Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest swap associated with $2.0 million of long term debt over six years starting March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on March 31, 2007 cash and cash equivalents and long-term debt, a 1% change in interest rates would have a de-minimus impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Intercompany transactions translate from the Euro to the U.S. dollar. Based on March 31, 2007 outstanding intercompany balances, a 1% change in currency rates would have a de-minimus impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives. Based upon that evaluation, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

CHANGES IN CONTROL

There has not been any change in the Company's internal control over financial reporting during the six-month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 12 of the Unaudited Condensed Consolidated Interim Financial Statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

An annual Meeting of Stockholders was held on March 19, 2007. Total shares represented at the meeting were 14,814,914. All nominees for director as listed in the Proxy Statement for the Annual Meeting were elected. Listed below are the matters voted on by stockholders and the number of votes cast at the Annual Meeting:

(a)	Election of eight members of the Board of Directors.

	Name					Broker
						Non-Votes
				Voted	Votes	and
			Voted For	Against	Withheld	Abstentions

	G. Russell Cleveland		14,398,388	0	416,526	0
	Roy D. Crowninshield, Ph.D.		14,536,712	0	278,202	0
	Neal B. Freeman		14,597,731	0	217,183	0
	Dr. J. Harold Helderman		14,536,762	0	278,152	0
	Udo Henseler, Ph.D.		14,533,181	0	281,733	0
	Guy Mayer		14,597,865	0	217,049	0
	Adrian J.R. Smith		14,530,608	0	284,306	0
	Dr. Carlton E. Turner		14,534,181	0	280,733	0

(b)	Adopt an amendment to the Company's 2006 Incentive and Non-Statutory Stock Option Plan, increasing the number of shares covered by the Plan from 1,000,000 to 1,500,000 shares of the Company's Common Stock.

	For:	9,628,574
	Against:	267,613
	Abstain:	46,288
	Broker Non-Votes	4,872,439

(c)	Ratification of the appointment of Deloitte and Touche L.L.P. as independent auditors of the Company for the fiscal year ending September 30, 2007

	For:	14,716,340
	Against:	82,385
	Abstain:	16,189

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer

31.2***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer

32.1***	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*** Filed herewith

SIGNATURES

Registrant has duly caused this report to be signed on its behalf by the Pursuant to the requirements of the Securities and Exchange Act of 1934, the undersigned, thereunto duly authorized.

TUTOGEN MEDICAL, INC.

Dated: May 14, 2007	/s/ Guy L. Mayer
Guy L. Mayer
Chief Executive Officer

Dated: May 14, 2007	/s/ L. Robert Johnston, Jr.
L. Robert Johnston, Jr.
Chief Financial Officer