Form 10-Q
period 2007-06-30
TUTOGEN MEDICAL INC
filed 2007-08-14
CIK 816949

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the period ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

As of July 31, 2007 there were 19,094,571 shares outstanding of the issuer's Common Stock, par value $.01 per share.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES

INDEX

PART I.			Page
			No.
	ITEM 1.	Financial Statements.
		Unaudited - Condensed Consolidated Balance Sheets - June 30, 2007 and September 30, 2006.	1

		Unaudited - Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine-months ended June 30, 2007 and 2006.	2

		Unaudited - Condensed Consolidated Statements of Cash Flows for the nine-months ended June 30, 2007 and 2006.	3

		Unaudited - Condensed Consolidated Statement of Shareholders’ Equity for the nine-months ended June 30, 2007.	4

		Unaudited - Notes to Condensed Consolidated Financial Statements.	5

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures.	19

PART II.

	ITEM 1.	Legal Proceedings	20

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	ITEM 3.	Defaults Upon Senior Securities	20

	ITEM 4.	Submission of Matters to a Vote of Security- Holders	20

	ITEM 5.	Other Information	20

	ITEM 6.	Exhibits	21

SIGNATURES			21

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT FOR SHARE DATA)
(UNAUDITED)

	June 30	September 30
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$11,844	$3,463
Accounts receivable - net of allowance for doubtful accounts of $642 at June 2007 and $483 at September 2006	6,792	6,202
Inventories - net	18,108	12,678
Deferred tax asset	2,908	471
Prepaids and other current assets	1,546	1,436
	41,198	24,250

Property, plant, and equipment - net	14,015	12,940

Other assets	155	424

Deferred tax asset	3,464	1,303

TOTAL ASSETS	$58,832	$38,917

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,743	$1,346
Accrued expenses and other current liabilities	3,794	4,314
Accrued commissions	2,500	1,918
Short-term borrowings	1,979	5,783
Current portion of deferred distribution fees	1,680	1,577
Current portion of long-term debt	1,337	1,097
	13,033	16,035

Noncurrent Liabilities
Other noncurrent liabilities	2,887	3,988
Long-term debt	2,994	3,673
Total Liabilities	18,914	23,696

Shareholders' Equity :
Common stock, $0.01 par value, 30,000,000 authorized; 19,090,971 and 16,197,235 issued and outstanding	191	162
Additional paid-in capital	54,603	37,751
Accumulated other comprehensive income	3,012	2,393
Accumulated deficit	(17,888)	(25,085)
Total shareholders' equity	39,918	15,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,832	$38,917

See accompanying Notes to Consolidated Financial Statements

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30		June 30

	2007	2006	2007	2006

Revenue	$14,163	$10,000	$38,643	$27,149

Cost of revenue	5,737	5,189	15,430	12,476

Gross profit	8,426	4,811	23,213	14,673

Operating Expenses
General and administrative	2,013	2,273	6,315	5,629
Distribution and marketing	4,184	3,332	11,589	9,352
Research and development	566	452	1,562	1,319
Total Operating Expenses	6,763	6,057	19,466	16,300

Operating income (loss)	1,663	(1,246)	3,747	(1,627)

Foreign exchange loss	(21)	(233)	(83)	(261)
Interest income	121	12	193	42
Interest expense	(372)	(75)	(1,016)	(53)
	(272)	(296)	(906)	(272)

Income (loss) before taxes	1,391	(1,542)	2,841	(1,899)

Income tax benefit	(4,516)	(413)	(4,356)	(711)

Net income (loss)	$5,907	$(1,129)	$7,197	$(1,188)

Other comprehensive income
Foreign currency translation adjustments	108	377	619	573

Comprehensive income (loss)	$6,015	$(752)	$7,816	$(615)

Average shares outstanding for basic earnings per share	18,517,927	16,058,724	17,201,897	15,993,936

Basic earnings (loss) per share	$0.32	$(0.07)	$0.42	$(0.07)

Average shares outstanding for diluted earnings per share	19,950,357	16,058,724	18,730,575	15,993,936

Diluted earnings (loss) per share	$0.30	$(0.07)	$0.38	$(0.07)

See accompanying Notes to Consolidated Financial Statements

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	June 30

	2007	2006

Cash flows used in operating activities
Net income (loss)	$7,197	$(1,188)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,345	688
Amortization of deferred distribution fees revenue	(1,012)	(407)
Severance costs	-	437
Amortization of debt discount and debt issuance costs	206	-
Reserve for bad debt	164	-
Provision for inventory write-downs	103	741
Share-based compensation	702	303
Deferred income taxes	(4,507)	(693)
Changes in assets and liabilities:
Accounts receivable	(597)	(1,410)
Inventories	(5,263)	(3,061)
Other assets	349	(503)
Accounts payable and other accrued expenses	(501)	(183)
Accrued commissions	582	171
Deferred distribution fees	63	1,650
Net cash used in operating activities	(1,169)	(3,455)

Cash flows used in investing activities
Deposits on purchase of property and equipment	-	(300)
Purchase of property and equipment	(1,779)	(5,280)
Net cash used in investing activities	(1,779)	(5,580)

Cash flows provided by financing activities
Proceeds from issuances of common stock	12,000	383
Fees associated with issuance of common stock	(506)	-
Exercise of stock options	1,685	-
Debt and equity issuance costs	(152)	(205)
Proceeds from issuance of convertible debt and warrants	-	3,000
Proceeds from long-term borrowings	129	3,186
Change in short-term borrowings	(1,000)	2,559
Repayment of long-term debt	(870)	(228)
Net cash provided by financing activities	11,286	8,695

Effect of exchange rate changes on cash and cash equivalents	43	573

Net increase in cash and cash equivalents	8,381	233

Cash and cash equivalents at beginning of period	3,463	3,562

Cash and equivalents at end of period	$11,844	$3,795

Supplemental cash flow disclosures
Interest paid	$368	$231

Income taxes paid	$8	$-

See accompanying Notes to Consolidated Financial Statements

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
NINE-MONTHS ENDED JUNE 30, 2007
(Unaudited)

(In Thousands, Except for Share Data)

	Common		Accumulated Other			Common Shares
	Stock ($.01	Additional Paid	Comprehensive	Accumulated		Issued and
	Par)	In Capital	Income (1)	Deficit	Total	Outstanding

BALANCE, SEPTEMBER 30, 2006	$162	$37,751	$2,393	$(25,085)	$15,221	16,197,235

Stock issued on exercise of options	7	1,678	-	-	1,685	685,200
Stock issued on conversion of debt	6	2,994	-	-	3,000	582,524
Stock issued for private offering	16	11,478	-	-	11,494	1,626,012
Share-based compensation	-	702	-	-	702	-
Net income	-	-	-	7,197	7,197	-
Foreign currency translation adjustment	-	-	619	-	619	-

BALANCE, JUNE 30, 2007	$191	$54,603	$3,012	$(17,888)	$39,918	19,090,971

(1) Represents foreign currency translation adjustments.

See accompanying Notes to Consolidated Financial Statements

TUTOGEN MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial reporting. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been made. Operating results for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results which may be expected for the fiscal year ending September 30, 2007. The interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. Certain reclassifications have been made to the prior financial statements to conform to the current presentation, including reclassing certain insurance premium costs previously expensed in cost of revenue to general and administrative expenses, and splitting out the previous balance sheet line item accounts payable and other accrued expenses into separate line items of accounts payable and accrued expenses and other current liabilities.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States ("GAAP"), and expands disclosures about fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the Company's financial statements.

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

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”), which establishes the financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors. Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award).

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and, therefore, financial results for prior periods have not been restated. Under this transition method, stock-based compensation expense for the three and nine-month periods ended June 30, 2007 includes expense for all equity awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Since the adoption of SFAS No. 123(R), there have been no changes to the Company's stock compensation plans or modifications to outstanding stock-based awards which would increase the value of any awards outstanding. Compensation expense for all stock-based compensation awards granted subsequent to October 1, 2005 was based on the grant-date fair value determined in accordance with the provisions of SFAS No. 123(R). During the three and nine-month periods ended June 30, 2007, the Company recognized compensation expense of $129 and $702, respectively, relating to stock options granted, in addition to the vesting of options outstanding as of October 1, 2005. All such expense was recognized within "General and administrative expense" in the Statement of Income (Loss) and Comprehensive Income (Loss). There were no significant capitalized stock-based compensation costs at June 30, 2007.

The fair value of each stock option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	50.73%	N/A	51.92%	50.50%
Risk-free interest rate (range)	5%	N/A	4.5 - 5%	3.7 -3.9%
Expected term (in years)	5	N/A	5	5

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

Presented below is a summary of the activity of the Company's stock options for the fiscal year ended September 30, 2006 and the nine-month period ended June 30, 2007, and related transactions for the nine-month period ended:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Stock Options	Price	Term

Outstanding at September 30, 2005	2,481,368	$2.64	5.1
Granted	125,000	3.34	10.0
Canceled	(103,225)	3.84	-
Exercised	(264,275)	2.45	-
Outstanding at September 30, 2006	2,238,868	$2.65	4.8

Granted	557,500	6.72	10.0
Canceled	(70,250)	5.44	-
Exercised	(685,200)	2.45	-
Outstanding at June 30, 2007	2,040,918	$3.72	5.9

Vested at June 30, 2007	1,369,418	$2.88	4.4

Vested at June 30, 2007 or expected to vest	1,836,826	$3.72	5.9

The weighted average fair value of options granted during the nine-month period ended June 30, 2007 and the fiscal year ended September 30, 2006 was $3.40 and $1.62, respectively. The aggregate intrinsic value of options exercised during the nine-month period ended June 30, 2007 was $3,200.

As of June 30, 2007, there were 875,625 stock options available for grant under the New Plan. The following table provides information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average				Weighted
		Remaining	Weighted	Aggregate		Average	Aggregate
	Options	Contractual	Average	Intrinsic	Options	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life In Years	Exercise Price	Value	Exercisable	Price	Value
$0.94 to $1.25	234,600	2.2	$0.95	$2,121	234,600	$0.95	$2,121
$1.56 to $2.22	188,568	1.6	1.69	1,565	183,568	1.68	1,526
$2.28 to $3.62	828,750	6.2	2.82	5,938	653,750	2.85	4,670
$3.95 to $5.98	269,000	6.0	4.45	1,490	177,250	4.54	966
$6.01 to $10.60	520,000	8.6	6.77	1,676	120,250	6.22	453
Totals	2,040,918	5.9	$3.72	$12,790	1,369,418	$2.88	$9,736

As of June 30, 2007, there was $1,227 of total unrecognized compensation cost related to nonvested stock options that is expected to be recognized over a weighted-average period of 2.17 years.

5. INVENTORIES

Major classes of inventory were as follows:

	June 30,	September 30,
	2007	2006
Raw materials	$3,721	$2,017
Work in process	7,858	5,811
Finished goods	6,529	4,850
	$18,108	$12,678

The increase in inventory from September 30, 2006 to June 30, 2007 was primarily due to higher inventory levels to support increased demand for dental products, the buildup of new products introduced in the spine market and the new markets of hernia repair and breast reconstruction.

6. INCOME TAXES

The Company’s third quarter and nine-month period results include a $4,953 reversal of a previously recorded valuation allowance related to our U.S. operations since we have determined that it is more likely than not that our existing deferred tax assets will be realized. The deferred tax asset balance consists primarily of net operating loss carry forwards, deferred distribution fees and inventory reserves. As of June 30, 2007, the Company has approximately $8,837 of federal net operating loss carry forwards expiring beginning in 2012, a $94 AMT credit carry forward, and a $21 credit on research and development that will expire in 2013 if unused. The Company also has state net operating loss carry forwards of approximately $2,168 that will begin to expire in 2025.

As of June 30, 2007, the Company has a corporate net operating loss carry forward for German income tax purposes of approximately $4,369 (3,242 Euros), and a trade net operating loss carry forward for German income tax purposes of approximately $2,272 (1,686 Euros), both of which can be carried forward indefinitely. The Company continually reviews the adequacy and necessity of the valuation allowance in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The Company does not maintain a valuation allowance on its international deferred tax assets, because management believes it is more likely than not that these tax benefits will be realized through the generation of future international taxable income.

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

7. SEVERANCE COSTS

During the year ended September 30, 2006, the Company accrued compensation expense of $437 for severance costs upon the termination of the Managing Director of the Company's German subsidiary. These costs are a component of general and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), and the accrual for these costs is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets. These severance costs are being paid in twelve monthly equal payments during the period from July 1, 2006 through June 30, 2007. As of September 30, 2006 and June 30, 2007, the remaining accrual is $334 and $17, respectively.

8. REVOLVING CREDIT ARRANGEMENTS AND SHORT TERM BORROWINGS

Under the terms of revolving credit facilities with two German banks, the Company may borrow up to 1,500 Euros (1,000 Euros and 500 Euros, respectively) or $2,021 for working capital needs. These renewable credit lines allow the Company to borrow at interest rates ranging from 8.05% to 10.0%. At June 30, 2007, the Company had outstanding borrowings of 851 Euros or $1,147. At September 30, 2006, the Company had 819 Euros or $1,039 outstanding borrowings under the revolving credit agreements. The 500 Euro revolving credit facility is secured by accounts receivable of the German subsidiary. The 1,000 Euros revolving credit facility is collateralized by a mortgage on the Company's German facility and a guarantee up to 4,000 Euros or $5,388 by the Parent Company.

In November 2005, the Company entered into a revolving credit facility in the U.S. for up to $1,500, expiring on November 18, 2007. At June 30, 2007, the Company had no outstanding borrowings on this credit facility. At September 30, 2006, the Company had $1,500 outstanding under this revolving credit facility. The U.S. accounts receivable and inventory assets collateralize the borrowing under the revolving credit facility. The Company is required to maintain a maximum senior debt to tangible net worth ratio of 2.0 to 1.0. As of June 30, 2007, the Company was in compliance with this covenant. In addition, the Company maintains a lock box arrangement with the bank.

On June 30, 2006, the Company issued a $3,000 convertible debenture with detachable warrants to purchase up to 175,000 shares of its common stock. The debenture bears interest at 5.0% per year, was due upon the earlier of August 1, 2007 or upon a change of control of the Company and was convertible into common stock at a price of $5.15 per share at any time at the election of the holder. The warrants were exercisable at $5.15 per share at any time at the election of the shareholder until the earlier of the third anniversary of the date of issuance or upon a change in control of the Company. On March 27, 2007, the warrant agreement was amended to provide that the warrant holder has no cash settlement rights under any circumstances. As of June 30, 2007, the holder of the $3,000 of convertible debentures had converted all of the debentures into 582,524 shares of common stock at the stated conversion price of $5.15. This transaction has been excluded from the Condensed Consolidated Statement of Cash Flows as it represents a non-cash transaction.

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

The relative fair value of the detachable warrants at inception of the convertible debenture agreement was $275 and was computed using the Black-Scholes pricing model under the following assumptions: (1) expected life of 3 years; (2) volatility of 53.5%, (3) risk free interest of 5.13% and dividend yield of 0%. The proceeds of the convertible debenture were allocated to debt and warrants based on their relative fair values. The relative fair value of the warrants was recorded to additional paid-in capital and resulted in a discount on the convertible debenture, which will be amortized from debt discount to interest expense over the one-year term of the debenture. The remaining unamortized balance of the warrants as of June 30, 2007 is $0. The convertible debenture balance of $0 and $2,793 as of June 30, 2007 and September 30, 2006, respectively, net of debt discount, is included in Short-term borrowings on the accompanying Condensed Consolidated Balance Sheets. In addition, $357 of direct costs incurred relating to the issuance of the convertible debenture was recorded as debt issuance costs in Other current assets, which was fully amortized to interest expense by June 30, 2007.

9. DERIVATIVE INSTRUMENTS

The Company accounts for its hedging activities in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities”(“SFAS No. 133”) as amended. SFAS No. 133 requires that all hedging activities be recognized in the balance sheet as assets or liabilities and be measured at fair value. Gains or losses from the change in fair value of hedging instruments that qualify for hedge accounting are recorded in other comprehensive income. The Company's policy is to specifically identify the assets, liabilities or future commitments being hedged and monitor the hedge to determine if it continues to be effective. The Company does not enter into or hold derivative instruments for trading or speculative purposes. The fair value of the Company's interest rate swap agreement for its 1,500 Euro or $2,021 long-term loan is based on dealer quotes and was not significant as of June 30, 2007. The loan is due on March 30, 2012 in monthly installments of approximately 63 Euros or $84 including principal and interest based on an adjustable rate as determined by one-month EURIBOR, fixed by a swap agreement for the life of the loan with the lender at 3.7% as a cash flow hedge. The proceeds were used to construct new facilities.

As indicated in Note 8, on June 30, 2006, the Company issued a $3,000 convertible debenture which contained features that qualify as embedded derivatives that require bifurcation, however, the value ascribed to these features was determined to be de-minimus to the overall financial statement presentation and accordingly, value was not allocated to these features and the carrying value of the convertible debenture was not reduced. As of June 30, 2007, the $3,000 convertible debenture had fully converted into common stock.

10. COMMON STOCK

On April 10, 2007, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue to three institutional investors 1,626,012 shares of common stock for gross proceeds of $12,000. The Company closed this transaction on April 19, 2007 with net proceeds of $11,494. In connection with the transaction, the Company entered into a Registration Rights Agreement, under which the Company filed a Registration Statement with the Securities and Exchange Commission for the resale of common stock sold in the private placement on June 1, 2007. In June 2007, the Securities and Exchange commission approved the registration of the shares.

11. SEGMENT DATA

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

A summary of the operations and assets by segment are as follows:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
		United			United
	International	States	Total	International	States	Total
Gross revenue	$5,874	$10,078	$15,952	$3,975	$6,492	$10,467
Less: Intercompany	(1,789)	-	(1,789)	(467)	-	(467)
Total revenue - third party	$4,085	$10,078	$14,163	$3,508	$6,492	$10,000
Operating income (loss)	$1,193	$470	$1,663	$(919)	$(327)	$(1,246)
Interest expense	$85	$287	$372	$28	$47	$75
Income tax expense (benefit)	$429	$(4,945)	$(4,516)	$(413)	$-	$(413)
Net income (loss)	$687	$5,220	$5,907	$(712)	$(417)	$(1,129)
Capital expenditures	$186	$139	$325	$1,759	$557	$2,316
Identifiable assets	$19,813	$39,019	$58,832	$18,239	$18,527	$36,766

	Nine Months Ended June 30, 2007			Nine Months Ended June 30, 2006
		United			United
	International	States	Total	International	States	Total
Gross revenue	$16,008	$27,563	$43,571	$11,533	$17,874	$29,407
Less: Intercompany	(4,928)	-	(4,928)	(2,258)	-	(2,258)
Total revenue - third party	$11,080	$27,563	$38,643	$9,275	$17,874	$27,149
Operating income (loss)	$1,727	$2,020	$3,747	$(742)	$(885)	$(1,627)
Interest expense (income)	$223	$793	$1,016	$39	$14	$53
Income tax expense (benefit)	$589	$(4,945)	$(4,356)	$(711)	$-	$(711)
Net income (loss)	$928	$6,269	$7,197	$(575)	$(613)	$(1,188)
Capital expenditures	$1,309	$470	$1,779	$2,365	$2,915	$5,280
Identifiable assets	$19,813	$39,019	$58,832	$18,239	$18,527	$36,766

12. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three and nine-month periods ended June 30, 2007 and 2006 (in thousands, except share and per share amounts). The Company has excluded 35,000 and 120,000 stock options for the three and nine-month periods ended June 30, 2007, as such stock options are anti-dilutive to the calculation. The Company has excluded 387,960 and 2,485,000 stock options for the three and nine-month periods ended June 30, 2006, respectively, as such shares are anti-dilutive to the calculation.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator
Net income (loss)	$5,907	$(1,129)	$7,197	$(1,188)

Denominator
Weighted-average shares of common stock outstanding
used in calculation of basic earnings per share	18,517,927	16,058,724	17,201,897	15,993,936
Effect of dilutive securites
Stock options, warrants and convertible debentures	1,432,430	-	1,528,678	-
Weighted-average shares of common stock outstanding
used in calculation of diluted earnings per share	19,950,357	16,058,724	18,730,575	15,993,936

Basic earnings per share	$0.32	$(0.07)	$0.42	$(0.07)

Diluted earnings per share	$0.30	$(0.07)	$0.38	$(0.07)

13. LEGAL PROCEEDINGS

The Company is party to various claims, legal actions, complaints and administrative proceedings arising in the ordinary course of business. In management's opinion, the ultimate disposition of these matters will not have a material adverse effect on its financial condition, cash flows or results of operations.

In 2003, the Company received a proposed judgment in Germany as the result of a dispute between the Company and a former international distributor. The estimated settlement, including legal costs was accrued as a litigation contingency. In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406 between the Company and a former international distributor. At September 30, 2005, the Company maintained an accrual of $476 with respect to the remaining appeal and legal costs. At September 30, 2006, the Company agreed to a settlement of $360 resulting from a dispute between the Company and a former international distributor and recorded a change in estimate of approximately $91 as a reduction of accrued expenses, which reduced the general and administrative expense for the year. In the second quarter of 2007, the remaining accrual of $25 was reversed.

On October 12, 2005, the Company issued a voluntary recall of all product units which utilized donor tissue received from BioMedical Tissue Services/BioTissue Recovery Services ("BioMedical"). This action was taken because the Company was unable to satisfactorily confirm that BioMedical had properly obtained donor consent. The Company quarantined all BioMedical products in its inventory, having a value of $1,035 and notified all customers and distributors of record regarding this action. In connection with the recall, the Company wrote off $174 of inventory during 2005, and $861 for quarantined inventory at September 30, 2006. Additionally, as of September 30, 2005, the Company had accrued $250 of related costs in connection with the recall. As of June 30, 2007, the accrual for these costs was $0, due in part to actual payments made for such costs and in part to an adjustment made by management during the three-months ended March 31, 2006 to reduce the accrual by approximately $150 as a result of a change in management's estimate of other related costs. The effect of this adjustment was to reduce cost of revenue by approximately $150.

In January 2006, the Company was named as one of several defendants in a class action suit related to the BioMedical recall. The Company intends to vigorously defend this matter and does not believe that the outcome of this class action will have an adverse material effect on the Company’s operations, cash flows, financial position or financial statement disclosures.

14. RELATED PARTY TRANSACTIONS

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

The following represents a summary of the transactions with Zimmer Spine and Zimmer Dental during the periods:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Zimmer Spine - Sales	$1,136	$617	$3,722	$1,416

Zimmer Dental - Commissions Paid	$2,552	$1,936	$6,629	$5,086

As of June 30, 2007 and September 30, 2006, the net payable to Zimmer Dental was $2,261 and $1,918, respectively. As of June 30, 2007 and September 30, 2006, the receivable from Zimmer Spine was $67 and $952, respectively.

Zimmer CEP (formerly Centerpulse) USA Holding Co., a subsidiary of Zimmer Holdings, Inc., is a 28% owner of the Company's outstanding shares of common stock as of June 30, 2007.

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

BUSINESS

During the three-months ended June 30, 2007, the Company generated $14,163 in revenues, which represented the highest quarterly revenue in the Company's history. The Company continues to experience strong growth in U.S. dental sales. For the three-months ending June 30, 2007, U.S. dental sales totaled $6,567 up 39% from the same quarter last year. U.S. machined graft spine sales continued to grow during the quarter and the Company continued to grow the hernia market with Davol. Mentor launched breast reconstruction dermis products to clinical sites during the second quarter and subsequently launched the breast reconstruction dermis products nationwide in the U.S. in early July. On May 9, 2007, the Company entered into an agreement with Coloplast Corporation to expand the urology business internationally. For the quarter ended June 30, 2007, Surgical Specialties (includes urology, ophthalmology, hernia, breast reconstruction and ENT) increased 107% over the same period in the prior year. The increase was due primarily to sales of the new hernia repair and breast reconstruction products.

The international operations continue to grow at double-digit growth patterns.

Gross margins continue to improve due to further efficiencies in manufacturing and increased production volumes and the introduction of new products with higher margins.

As a result of increased revenues and improved gross margins, the Company generated net income for the quarter ending June 30, 2007, which represented the fourth consecutive quarterly profit.

In April 2007, the Company entered into a Securities Purchase Agreement whereby the Company issued 1,626,012 shares of common stock for gross proceeds of $12,000. Net proceeds of $11,494 will be used to fund working capital and general corporate purposes.

The Company's ability to generate positive operational cash flow is dependent upon increasing revenues supported by increased tissue procurement, controlling costs and the development of additional markets and surgical applications worldwide. While the Company believes that it continues to make progress in these areas, there can be no assurances.

RESULTS OF OPERATIONS

FOR THE THREE AND NINE-MONTHS ENDED JUNE 30, 2007 AND 2006

REVENUE

An analysis of revenue was as follows:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	Change	2007	2006	Change
Dental	$6,567	$4,727	39%	$18,097	$12,950	40%
Spine	1,136	617	84%	3,722	1,416	163%
Surgical Specialties	2,375	1,148	107%	5,744	3,508	64%
Total U.S.	$10,078	$6,492	55%	$27,563	$17,874	54%

Germany	$936	$785	19%	$2,730	$2,360	16%
France	384	317	21%	1,085	1,151	-6%
Rest of World	2,622	2,258	16%	6,846	5,363	28%
Other - Distribution Fees	143	148	-3%	419	401	5%
Total International	$4,085	$3,508	16%	$11,080	$9,275	19%

Total Consolidated	$14,163	$10,000	42%	$38,643	$27,149	42%

Revenue for the three and nine-month periods ended June 30, 2007 increased over prior year periods by $4,163 and $11,494 or 42%, respectively. U.S. revenues for the three and nine-month periods ended June 30, 2007 increased by $3,586 ($6,492 to $10,078) or 55% and $9,689 ($17,874 to $27,563) or 54%, respectively. The increase in U.S. revenues for both periods was fueled by the continuing increase in the demand for the Company's TUTOPLAST(R) bone products for dental applications sold by Zimmer Dental, the Company's distributor, and increased demand for the Company’s new machined graft spinal products and new hernia repair and breast reconstruction products. Spine revenues increased by $519 ($617 to $1,136) during the quarter compared to the same period last year. For the nine-month period ended June 30, 2007, spine revenues increased by $2,306 ($1,416 to $3,722) or 163% compared to same period last year. The increase in sales is primarily due to the introduction of three new machined graft spinal products. Surgical Specialties revenues (primarily urology, ophthalmology, hernia, breast reconstruction and ENT) for the three and nine-month periods ended June 30, 2007 increased by $1,227 ($1,148 to $2,375) or 107% and $2,236 ($3,508 to $5,744) or 64%, respectively, due to the new hernia and breast reconstruction products. International revenues for the three and nine-month periods ended June 30, 2007 increased $577 ($3,508 to $4,085) or 16% and $1,805 ($9,275 to $11,080) or 19%, respectively. The increases are primarily due to increased bovine product sales, dental sales and service processing in Germany and increased sales efforts by several key distributors in various countries. In addition, international revenues received a positive impact during the quarter due to the declining exchange rate of the U.S. dollar against the Euro.

GROSS MARGIN

Gross margins for three and nine-month periods ended June 30, 2007 increased over prior year periods from 48% to 59% and from 54% to 60%, respectively. The higher margins were due to (1) efficiencies obtained from higher sales and increased production volumes; and (2) the introduction of new products with higher margins.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three month period decreased over the prior year period by $260 ($2,273 to $2,013) and increased $686 ($5,629 to $6,315) for the nine-month period ended June 30, 2007. The decrease for the three-months ended June 30, 2007 was primarily due to lower accounting and consulting fees. The increase for the nine-months ended June 30, 2007 was primarily due to the following: (1) an increase of $399 in stock option expenses under the Statement of Financial Accounting Standards No. 123R associated with year end grants to employees and the Board of Directors for performance; (2) an increase of $479 related to salary adjustments, recruiting and relocation costs necessary to attract and retain management personnel and support overall company growth; (3) an increase of $103 related to public relation expenses; and (4) an increase of $170 related to product liability insurance due to increased sales volume. These negative variances were offset by the fact that the nine-month period ended June 20, 2006 included a severance charge of $437, which was not incurred during the nine-month period ended June 30, 2007. As a percentage of sales, general and administrative expenses declined from 23% to 14 % for the three-months ended June 30, 2007 compared to the same period last year.

DISTRIBUTION AND MARKETING

Distribution and Marketing expenses for the three and nine-month periods ended June 30, 2007 increased over prior year periods by $852 ($3,332 to $4,184) or 26% and $2,237 ($9,352 to $11,589) or 24%, respectively. The increase was primarily due to higher marketing fees earned by Zimmer Dental of $743 ($1,936 to $2,679) for the quarter and $2,056 ($5,282 to $7,338) for the nine-month period ended June 30, 2007. These increases are consistent with the overall increases in dental sales for the above referenced periods. As a percentage of sales, Distribution and Marketing expenses declined from 33% to 30% for the three-months ended June 30, 2007 compared to the same period last year due to increased sales from our non-dental distribution partners.

RESEARCH AND DEVELOPMENT

Research and Development expenses for the three and nine-month periods ended June 30, 2007 increased over prior year periods by $114 and $243, respectively. As a percentage of revenues, Research and Development expenses decreased from 5% to 4% for the three months ended June 30, 2007 when compared to 2006.

LITIGATION CONTINGENCY

In 2004, a decision by the court of appeal in Germany has resulted in a reduction of the original proposed judgment received against the Company by $406 between the Company and a former international distributor. At September 30, 2005, the Company maintained an accrual of $476 with respect to the remaining appeal and legal costs. At September 30, 2006, the Company agreed to a settlement of $360 resulting from a dispute between the Company and a former international distributor and recorded a change in estimate of approximately $91 as a reduction of accrued expenses, which reduced the general and administrative expense for the year. In the second quarter of 2007, the remaining accrual of $25 was reversed.

INTEREST AND OTHER INCOME

Interest and other income, which represents interest income, increased to $121 for the three months ended June 30, 2007 compared to $12 for the prior period. This increase is related to interest income from the $11,494 in net proceeds from the equity financing completed in April 2007.

INTEREST EXPENSE

Interest expense for the three and nine-month periods ended June 30, 2007 increased over prior year periods by $297 and $963, respectively. The increases were primarily due to increased borrowings for capital expenditures related to the facility expansion programs in Florida and Germany and interest expense associated with a $3,000 convertible debenture issued in June 2006. During the three months ended June 30, 2007, the holders of the $3,000 convertible debenture fully converted the debenture into common shares. In addition, from the $11,494 in net proceeds from the equity financing completed in April 2007, the Company paid off the $1,500 outstanding balance on a line of credit with a U.S. bank. The Company also reduced the outstanding balances on the lines of credit with the German banks from $1,931 to $1,147. As a result, going forward, the Company expects a reduction in the total interest expense incurred.

FOREIGN CURRENCY LOSS

The Company had foreign currency exchange losses for the three and nine-month periods ended June 30, 2007 of $21 and $83, respectively, due to the declining exchange rate of the U.S. dollar against the Euro.

INCOME TAX EXPENSE

Income tax benefit for the three and nine-month periods ending June 30, 2007 was $4,516 and $4,356, respectively, due to a third quarter reversal of our valuation allowance of $4,953 in the U.S., partially offset by income taxes associated with the profitability of our international division. Income tax benefit for the three and nine-month periods ending June 30, 2006 was $413 and $711, respectively, due to losses generated by the international division in 2006.

NET INCOME (LOSS)

Net income for the three-month period ended June 30, 2007, totaled $5,907, or $.32 and $.30 basic and diluted earnings per share, respectively. Excluding the tax benefit of $4,953, net income for the three-month period ended June 30, 2007, totaled $954 or $.05 basic and diluted earnings per share, respectively. Net loss for the three-month period ended June 30, 2006, totaled $1,129, or $.07 basic and diluted loss per share, respectively.

Net income for the nine-month period ended June 30, 2007, totaled $7,197, or $.42 and $.38 basic and diluted earnings per share, respectively. Excluding the tax benefit of $4,953, net income for the nine-month period ended June 30, 2007, totaled $2,244 or $.13 and $.12 basic and diluted earnings per share, respectively. Net loss for the nine-month period ended June 30, 2006, totaled $1,188, or $.07 basic and diluted earnings per share.

Excluding the third quarter 2007 tax benefit of $4,953, the increase in net income of $2,083 and $3,432 for the three and nine-month periods, respectively, is directly due to higher revenues and improved gross margins.

ACCOUNTS RECEIVABLE

The accounts receivable balance increased by $590 from the September 30, 2006 balance of $6,202 to the June 30, 2007 balance of $6,792. The increase relates directly to the increased growth in revenues.

INVENTORY

The inventory balance increased by $5,430 from the September 30, 2006 balance of $12,678 to the June 30, 2007 balance of $18,108. The increase was primarily due to higher inventory levels to support additional increased demand for dental products and new products introduced in the spine market and the new markets of hernia repair and breast reconstruction.

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

VALUATION OF DEFERRED TAX ASSET. We record valuation allowances to reduce the deferred tax assets to the amounts estimated to be recognized. While we consider taxable income in assessing the need for a valuation allowance, in the event we determine it is more likely than not we would be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would be made and income increased in the period of such determination. Likewise, in the event we determine we would not be able to realize all or part of our deferred tax assets in the future, an adjustment would be made to the valuation allowance and charged to income in the period of such determination. At June 30, 2007, the Company recorded a tax benefit of $4,953 due to the reversal of a previously recorded valuation allowance related to our U.S. operations since we have determined that it is more likely than not that our existing deferred tax assets will be realized.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 and September 30, 2006, the Company had working capital of $28,165 and $8,215, respectively. The increase in working capital is a result of $11,494 of net proceeds from the equity financing completed in April 2007, the full conversion of the $3,000 convertible debenture into common stock and the reduction of outstanding balances on the Company’s short-term lines of credit.

Cash and cash equivalents increased from $3,463 at September 30, 2006 to $11,844 at June 30, 2007, as a direct result of $11,494 of net proceeds from the equity financing completed in April 2007.

The Company had $1,169 in cash used by operating activities for the nine-month period ended June 30, 2007 compared to cash flow used in operating activities of $3,455 for the comparable period last year. The primary reason for the use in cash flow for the nine-months ended June 30, 2007 was an increase in inventory levels to support additional increased demand for dental products and the buildup of new products introduced in the spine market and the new markets of hernia repair and breast reconstruction, offset by net income from operations.

Net cash used in investing activities, representing purchases of capital expenditures, was $1,779 for the nine-months ended June 30, 2007 and $5,580 for the comparable prior year period. The purchases represented primarily capital expenditures associated with the new facility expansions for the U.S. and German manufacturing plants that began in early 2006 and was completed in 2007.

Net cash provided by financing activities was $11,286 for the nine-month period ended June 30, 2007 compared to $8,695 for the nine-month period ending June 30, 2006. During the nine-month period ended June 30, 2007, the Company completed an equity financing which resulted in $11,494 in net proceeds. During the nine-month period ended June 30, 2006, the Company received proceeds from long term borrowings to finance the expansion of the U.S. and German manufacturing plants, $3,000 in proceeds from the issuance of convertible debenture and proceeds from short term borrowings to fund working capital.

Future minimum rental payments required under the Company's operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

7/1/07 - 9/30/07	$648
2008	1,129
2009	568
2010	119
2011	31
$2,495

Long-term debt consists of senior debt construction loans and capital leases. Future minimum payments on a fiscal year basis are as follows (1):

7/1/07 - 9/30/07	$288
2008	1,119
2009	616
2010	616
2011	518
Thereafter	1,174
$4,331
Less current portion	1,337
Total future minimum payments	$2,994

(1)	does not include interest

The Company maintains current working capital credit lines totaling 1,500 Euros or $2,000 with two German banks and a $1,500 credit line with a U.S. bank. At June 30, 2007, the Company had outstanding balances of $1,147 and $0 for the working capital lines in Germany and the U.S., respectively. On April 10, 2007, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue to three institutional investors 1,626,012 shares of common stock for net proceeds of $11,494. Management believes that the working capital as of June 30, 2007 will be adequate to fund ongoing operations. The Company may seek additional financing to meet the needs of its long-term strategic plan. The Company can provide no assurance that such additional financing will be available, or if available, that such funds will be available on favorable terms. The Company's ability to generate positive operational cash flow is dependent upon increasing processing revenue through increased recoveries by tissue banks in the U.S. and Europe, controlling costs, and the development of additional markets and surgical applications for its products worldwide. While the Company believes that it continues to make progress in these areas, there can be no assurances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Company’s exposure to certain market risks, see the Annual Report on Form 10-K for the year ended September 30, 2006. There have been no significant changes to our market risk exposures.

In the United States and in Germany, the Company is exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. Except for an interest swap associated with $2,000 of long term debt over six years starting March 31, 2006, the Company does not enter into derivative transactions related to cash and cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on June 30, 2007 cash and cash equivalents and long-term debt, a 1% change in interest rates would have a de-minimus impact on our results of operations.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. The international operation currently transacts business primarily in the Euro. Intercompany transactions translate from the Euro to the U.S. dollar. Based on June 30, 2007 outstanding intercompany balances, a 1% change in currency rates would have a de-minimus impact on our results of operations.

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

CHANGES IN CONTROL

There has not been any change in the Company's internal control over financial reporting during the nine-month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, those controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Refer to Note 13 of the Unaudited Condensed Consolidated Interim Financial Statements.

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

TUTOGEN MEDICAL, INC.

Date: August 14, 2007	/s/ Guy L. Mayer
Chief Executive Officer

Date: August 14, 2007	/s/ L. Robert Johnston, Jr
Chief Financial Officer
(Principal Financial and Accounting Officer)